Form 10KSB
period 1996-09-30
EMB CORP
filed 1997-01-14
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

        [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                        COMMISSION FILE NUMBER:  1-11883

                                EMB CORPORATION
                                ---------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            HAWAII                                     95-3811580
---------------------------------                      ----------
 (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

         575 ANTON BOULEVARD, SUITE 200, COSTA MESA, CALIFORNIA  92626
         -------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

ISSUER'S TELEPHONE NUMBER:  (714) 437-0715

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

    TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------           -----------------------------------------
            N/A                                     N/A

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                           COMMON STOCK, NO PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ___        ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  [   ]

     State issuer's revenues for its most recent fiscal year:  $276,419

     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 10, 1997:
          Common stock, no par value:  $8,230,429

     The number of shares of the registrant's common stock outstanding as of December 31, 1996: 5,732,801 shares.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format:

                      Yes                No    X
                          _______           _______

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS.
          -----------------------

          GENERAL. The Company, a Hawaii corporation, was incorporated in 1960, and was originally organized to acquire and manage developed and undeveloped real estate. However, the Company had not conducted any significant operations for a number of years until it agreed to acquire substantially all of the assets and assume certain liabilities of Sterling Alliance Group, Ltd. ("SAG") in December 1995, including all of the issued and outstanding capital stock of EMB Mortgage Corporation (formerly named Electronic Mortgage Banc, Ltd.)("EMB") which is presently a wholly owned subsidiary of the Company. The Company changed its corporate name from "Pacific International, Inc." to EMB Corporation during 1996 to reflect the change in the purposes and nature of its business.

          The Company, through EMB, is primarily engaged in business activities in the mortgage loan industry. There are two primary segments of the mortgage business in which the activities of the Company are concentrated. First, EMB acquired a license from Virtual Lending Technology, Inc. ("VLT"), an affiliate of the Company, for EMB's proprietary version of its software which is part of the Company's software system designed for the origination and processing of residential mortgage loans that it calls Mortgage Approval Xpress ("M.A.X."). M.A.X. is licensed to unaffiliated third parties for use in their operations. Second, EMB is a residential mortgage lender on a retail basis directly to consumers and through its licensees, and on a wholesale basis to mortgage brokers. Mortgages originated by the Company may be held primarily for investment, or may be sold to third parties, or may be securitized and issued as mortgage-backed securities.

          INTERACTIVE MORTGAGE SOFTWARE-M.A.X. The M.A.X. software of the Company is an interactive video-based computer software system that is designed to facilitate mortgage loan applications and their prompt approval directly with mortgage lenders, to prepare and submit applications for title and property insurance, credit review, title research and escrow ordering and review. The system is linked to the ProShare(R) software system developed by Intel(R) Corporation that provides direct videoconferencing and interaction between the prospective borrower/real estate agent and mortgage lenders. The software has been modified and adapted to operate with the exclusive M.A.X. software applications of the Company. The interactive mortgage software utilized by the Company includes MortgageShare which is an integral part of the overall EMB system. The M.A.X. software was licensed to EMB, a wholly owned subsidiary of the Company, by Virtual Lending Technology, Inc. which is owned and operated by Rory P. Hughes who is also a director and officer of the Company.

          M.A.X. provides the opportunity to prospective borrowers to review and evaluate a broad range of available mortgages of varying interest rates and terms from various lenders, and to select those specifically suited to their financial objective for further analysis. M.A.X. then enables the borrower/agent to complete a loan application of the selected mortgage lender, permits an immediate review of the borrower's credit history and qualifications, and facilitates prompt approval of the loan application by EMB's staff underwriters or through the automated underwriting systems employed by Fannie Mae and Freddie Mac, the primary secondary-market purchasers of mortgages.
Thus, in approximately one hour, a borrower can receive loan approval, subject only to verification of financial information and appraisal of the subject property. M.A.X. also permits the contemporaneous ordering and review of preliminary title reports and escrow instructions. A remote printer creates hard copies of documents for signing by the borrower.

          The computer system of EMB is installed with Intel's Pentium(R) operating system utilizing Intel's ProShare video conferencing system which permits the borrower to see and talk directly to the loan officer for a personal pre-qualification interview from any remote location. The interview may conclude with the complete loan application being submitted and approved.

          The Company is continuing the development and refinement of its M.A.X. software system and continuing evaluation of electronic information gathering and communication equipment. The Company intends to continue to focus on its technology and marketing relationship with Intel Corporation. This relationship has accelerated the development of the Company's software and has enhanced its marketing program through exhibitions, trade shows and seminars with real estate brokers, credit unions, residential real estate developers, mortgage brokers, and others. An objective of the Company is to become a leader in advanced mortgage software and video communications to facilitate mortgage loans. To the extent that the Company achieves its objective in this technological area, the Company believes that it will complement and increase its mortgage lending business.

          LICENSES OF M.A.X. The Company licenses its M.A.X. mortgage software system to real estate brokerage firms, credit unions, real estate developers, mortgage brokers and others. EMB presently has approximately 109 licensees and mortgage brokers who are served by 10 Company loan officers. Each licensee has their own computer systems with M.A.X. and ProShare software with video videoconferencing capability.

          The direct relationship with real estate brokers, credit unions, land developers and other organizations enables the Company to establish point-of-sale opportunities to originate and process mortgage loans. The business of the licensee is improved because of the substantial savings of time and effort in securing pre-qualification of their customers for mortgage financing and for prompt loan approvals, and also provides an opportunity to enhance the quality and timeliness of its services to its customers. Because the mortgage services of EMB are available seven days a week, the licensees always have on-line access to current interest rates and fees which can be downloaded at any time to any computer utilized by a licensee. Similarly, the status of loans and processing or underwriting can be determined at any time. The borrower or his agent at any remote site can also utilize M.A.X. to connect with escrow, title or credit reporting agencies with the Intel video conferencing system. This one-stop electronic and video connection between and among all of the important parties to a residential real estate transaction is a highly efficient and convenient system for the licensee and provides prompt quality service for the borrower.

          PRICING. The Company's M.A.X. software is priced based on a number of factors, including the application configuration, the modules licensed and the number of licensed users. The list price for licenses of the M.A.X. software is presently $500 with a $100 fee for additional office sites. The Company also charges an additional continuing license fee calculated on each loan originated by the licensee equal to 50% to 70% of the loan origination fee and yield spread pricing of each loan, depending upon the loan production volume of the licensee's office. The Company may offer discounts to customers based on the scope of the customer's commitment and other commercial considerations. Additionally, the Company may in the future offer new or different configurations at significantly lower or higher prices.

          CUSTOMER SERVICE AND SUPPORT. The Company's customer service and support organization provides customers with technical support, training, consulting and implementation services. All of the Company's current customers have software maintenance agreements with the Company that provide for one or both of the following services:

          Customer Education and Training. The Company offers training courses designed to meet the needs of end users, integration experts and system administrators. The Company also trains customer personnel who in turn may train end users in larger deployments. Training classes are provided at the customers' offices. Fees for education and training services are in addition to and separate from the fees for software products and are typically charged either per student and per class, or on a per diem basis.

          Software Maintenance and Support. The Company offers telephone, electronic mail and facsimile customer support through its central technical support staff at the Company's headquarters. The Company also provides customers with product documentation and release notes that describe features in new products, known problems and workarounds, and application notes. Software product license fees do not cover maintenance. Each customer is entitled to receive certain software upgrades, maintenance releases and technical support for an annual fee. The annual subscription service fee for the Company's products covers all updates and maintenance on an ongoing basis for the term of the subscription.

          SALES AND MARKETING. The Company markets and sells its software and services primarily through a direct sales force based in Costa Mesa, California. The Company's sales and marketing organization consisted of 10 employees as of December 31, 1996. The Company also has regional marketing representatives based in Florida, Pennsylvania, Texas and Connecticut. To support its sales force, the Company conducts a number of marketing programs, which includes public relations, telemarketing, seminars, trade shows and customer advisory board meetings.

          The Company's strategy is to expand its marketing efforts to reach a broad customer base in its targeted mortgage industry. The Company's field sales force conducts multiple presentations and demonstrations of the Company's software to users at the customer site as a part of the direct sales effort.

          The Company believes that in order to increase sales opportunities and profitability, it may expand into international sales. The Company intends to continue to expand its direct and indirect sales and marketing activities, which will require significant management attention and financial resources.

          The Company may commit significant time and financial resources to developing international sales and support channels. There will be a number of risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, currency fluctuations, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings.
There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's business, financial condition or results of operations.

          The Company licenses its M.A.X. software system to customers pursuant to license agreements which are generally standard in form, although each license is individually negotiated and may contain variations. The standard form agreements allow the customer to use the Company's software solely on the customer's computer equipment for the customer's internal purposes, and the customer is generally prohibited from sublicensing or transferring the licensed materials. The agreements generally provide that the Company's warranty of its software is limited to correction or replacement of the affected software, and in most cases the Company's warranty liability may not exceed the licensing fees from the customer. The Company's form agreement also includes a confidentiality clause protecting proprietary information relating to the Company's software system.

          The Company generally ships its products within a short period of time after execution of a license. As a result, the Company typically does not have a material backlog of unfilled license orders at any given time, and the Company does not consider backlog to be a meaningful indicator of future performance.

          STRATEGIC RELATIONSHIPS. The Company believes that, in order to provide comprehensive component and supplier management solutions, it will be necessary to develop, maintain and enhance close associations with vendors of hardware, software, database, and professional services. The Company has established marketing and strategic relationships with Intel Corporation. The Company's relationship with Intel Corporation has enabled it to integrate its software with standard hardware platforms. The Company meets regularly with Intel Corporation to enhance integration between their complementary products and the Company's software. The Company believes this relationship can enhance the Company's ability to deliver mortgage software that support customers' existing management architecture and that is tailored to the specific requirements of the mortgage industry. Although the Company seeks to maintain a close relationship with Intel Corporation, if the Company is unable to develop and retain effective, long-term relationships with other third parties, the Company's competitive position could be adversely affected.

          RESEARCH AND DEVELOPMENT. The Company has committed, and expects to continue to commit in the future, substantial resources for its software product development. Research and development efforts are directed at increasing software functionality, improving its performance and expanding the capability of the software to interoperate with third party software. The Company intends to release new software and enhancements to existing software. Although the Company expects that certain of its new software will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties.

          The Company supplements its software development efforts by reviewing customer feedback on existing software and working with customers and potential customers to anticipate future functionality requirements. To assist this effort, the Company intends to organize a customer advisory board made up of representatives from its key customers which will meet periodically to provide feedback regarding the Company's current and future product plans.

          The Company's future success will depend in part upon its ability to enhance its current software and to develop and introduce new software on a timely basis that keep pace with technological developments, emerging industry standards and the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing or marketing software enhancements or new software that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new software or software enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new software or enhancements, the Company's business, financial condition or results of operations could be materially adversely affected.

          In addition, applications software products as complex as those offered by the Company frequently contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its products and enhancements, both before and after initial shipments, and has experienced delays or lost revenues during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not occur in software or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, financial condition or results of operations.

          COMPETITION. The market for the Company's software is competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's software products are targeted at the emerging market for open, mortgage software, and the Company's competitors offer a variety of products and services to address this market. Further, the Company currently faces indirect competition from third-party professional service organizations and internal management information systems and computer design departments of potential customers that develop custom internal software.

          In the future, because there are relatively low barriers to entry in the software industry, the Company could experience additional competition from other established or emerging companies as the application mortgage software market continues to develop and expand. To the extent that the Company expands into Internet-based or other forms of delivery of mortgage services, the Company may encounter additional competition from its existing competitors and other established or emerging companies. Many of these potential competitors may have well-established relationships with the Company's current and potential customers, may have extensive knowledge of the mortgage industry, better name recognition and significantly greater financial, technical, sales, marketing and other resources and are capable of offering single vendor solutions which span multiple industries. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products.

          Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressure will not adversely affect its business, financial condition or results of operations.

          The Company believes that the principal competitive factors affecting its market include features such as openness, scalability, ability to integrate with third party products, functionality, adaptability, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

          PROPRIETARY RIGHTS AND LICENSING. The Company's success is heavily dependent upon proprietary technology. The Company will rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners and in its license agreements to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's mortgage software or to obtain and use information that the Company regards as proprietary. While the Company is not aware that any of its software infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with resect to current of future products.

          In addition, the Company relies on certain software that it licenses from Virtual Lending Technology, Inc. and other third parties, including software is used in the Company's products to perform certain functions. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software or data licenses could result in delays or cancellations in product shipments until equivalent software can be identified and licensed or developed and integrated with the Company's products. Any such delay or cancellation could materially adversely affect the Company's business, financial condition or results of operations.

          The Company's products are generally provided to customers in object code (machine-readable) format only. From time to time, in limited circumstances, the Company has licensed source code (human-readable) format subject to customary protections such as use restrictions and confidentiality agreements. In addition, certain customers may enter into source code escrow arrangements with the Company, pursuant to which the Company's source code will be released to the customer upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against the Company, or certain material breaches of the agreement. In the event of any release of the source code from escrow, the customer's license is generally limited to use of the source code to maintain, support and configure the Company's software products.

MORTGAGE LENDER

          GENERAL. EMB has been a retail mortgage broker for approximately three years, and has recently commenced its business as a wholesale mortgage banker, using the tradename "EMB Funding". EMB originates its own loans and those of its licensees on a retail basis and provides wholesale lending services to approved mortgage brokers. It has entered into a correspondent lending relationship with ICI Funding Corporation, a division of Imperial Credit Industries, Inc. ("ICI"), a national mortgage lender. Initially, EMB will underwrite and fund through a wholesale line of credit from Imperial Warehouse Lending Group Inc., and then resell such loans to ICI. In the future, the Company intends to develop associations with other mortgage lenders to participate in the secondary marketing of mortgages. EMB expects to negotiate servicing fees for servicing its mortgage loans, or to obtain service release fees upon the resale of mortgages. The Company may also package and resell mortgage loans as asset-backed securities.

          LOAN STANDARDS. Mortgage loans made by EMB will be loans with fixed or adjustable rates of interest secured by first mortgages, deeds of trust or security deeds on residential properties with original principal balances that do not exceed 95% of the value of the mortgaged properties, unless such loans are FHA-insured or VA-guaranteed. Generally, each mortgage loan having a loan-to-value ratio, as of the cut-off-date, in excess of 80%, or which is secured by a second or vacation home, will be covered by a Mortgage Insurance Policy, FHA Insurance Policy or VA Guaranty insuring against default all or a specified portion of the principal amount thereof.

          The mortgage loans will be "one to four-family" mortgage loans, which means permanent loans (as opposed to construction or land development loans) secured by mortgages on non-farm properties, including attached or detached single-family or second/vacation homes, two to four-family primary residences and condominiums or other attached dwelling units, including individual condominiums, row houses, townhouses and other separate dwelling units even when located in buildings containing five or more such units. Each mortgage loan must be secured by an owner occupied primary residence or second/vacation home, or by a nonowner occupied residence. The mortgaged property may not be a mobile home.

          No mortgage loan is expected to have an original principal balance less than $30,000. While most loans may be less than $700,000, EMB may fund loans of up to $2,000,000 through its own wholesale credit lines or by brokering such loans to unaffiliated third-party mortgage lenders. Fixed rate mortgage loans must be repayable in equal monthly installments which reduce the principal balance of the loans to zero at the end of the term.

          CREDIT, APPRAISAL AND UNDERWRITING STANDARDS.  Each mortgage loan must
(i) be an FHA-insured or VA-guaranteed loan meeting the credit and underwriting requirements of such agency, or (ii) meet the credit, appraisal and underwriting standards established by the Company. For certain mortgage loans which may be subject to a mortgage pool insurance policy, the Company may delegate to the issuer of the mortgage pool insurance policy the responsibility of underwriting such mortgage loans, in accordance with the Company's credit appraisal and underwriting standards. In addition, the Company may delegate to one or more lenders the responsibility of underwriting mortgage loans offered to the Company by such lenders, in accordance with the Company's credit, appraisal and underwriting standards. In connection with any such delegation of underwriting responsibility to a lender, the Company will require that the lender (i) make certain representations and warranties to the Company which shall be the basis for certain of the Company's representations and warranties to the trustee; (ii) agree to repurchase any mortgage loan which is discovered at any time not to be in conformance with such representations and warranties, if such defect cannot be cured within 60 days of discovery of such breach; and (iii) agree to provide the Company within 10 days of request the credit file for any mortgage loan the Company desires to audit for compliance with the terms of the Company's loan purchase program. It is anticipated that the Company will select for audit certain of the credit files after purchase of the related mortgage loans.

          The Company's underwriting standards are intended to evaluate the prospective mortgagor's credit standing and repayment ability, and the value and adequacy of the proposed mortgaged property as collateral. In the loan application process, prospective mortgagors will be required to provide information regarding such factors as their assets, liabilities, income, credit history, employment history and other related items. Each prospective mortgagor will also provide an authorization to apply for a credit report which summarizes the mortgagor's credit history. With respect to establishing the prospective mortgagor's ability to make timely payments, the Company will require evidence regarding the mortgagor's employment and income, and of the amount of deposits made to financial institutions where the mortgagor maintains demand or savings accounts. In some instances, mortgage loans may be made by the Company under a Limited Documentation Origination Program. For a mortgage loan to qualify for the Limited Documentation Origination Program, the prospective mortgagor must have a good credit history and be financially capable of making a larger cash down payment in a purchase, or be willing to finance less of the appraised value, in a refinancing, than would otherwise be required by the Company. Currently, only mortgage loans with certain loan-to-value ratios will qualify for the Limited Documentation Origination Program. If the mortgage loan qualifies, the Company waives some of its documentation requirements and eliminates verification of income and employment for the prospective mortgagor. The Limited Documentation Origination Program has been implemented relatively recently and according its impact, if any, on the rates of delinquencies and losses experienced on the mortgage loans so originated cannot be determined at this time.

          The Company's underwriting standards generally follow guidelines acceptable to FNMA and FHLMC. The Company's underwriting policies may be varied in appropriate cases. In determining the adequacy of the property as collateral, an independent appraisal is made of each property considered for financing. The appraiser is required to inspect the property and verify that it is in good condition and that construction, if new, has been completed. The appraisal is based on the appraiser's judgment of values, giving appropriate weight to both the market value of comparable homes and the cost of replacing the property.

          Certain states where the mortgaged properties may be located are "anti-deficiency" states where, in general, lenders providing credit on one to four-family properties must look solely to the property for repayment in the event of foreclosure. See "Certain Legal Aspects of the Mortgage Loans-Anti-Deficiency Legislation and Other Limitations on Lenders". The Company's underwriting standards in all states (including anti-deficiency states) require that the underwriting officers be satisfied that the value of the property being financed, as indicated by the independent appraisal, currently supports and is anticipated to support in the future the outstanding loan balance, and provides sufficient value to mitigate the effects of adverse shifts in real estate values.

          LENDER WARRANTIES AND INDEMNIFICATION OF THE COMPANY. With respect to the mortgage loans sold by it, each lender will make representations and warranties to the Company which the Company deems sufficient to permit it to make its representations and warranties in respect of such mortgage loans to the Trustee and the certificateholders under the Pooling Agreement. Additional representations and warranties will be made by each lender which has been delegated the responsibility to underwrite mortgage loans on behalf of the Company. See "-Credit, Appraisal and Underwriting Standards" above. Each lender will also make certain other representations and warranties regarding mortgage loans sold by it.

          Each lender will agree to indemnify the Company against any loss or liability incurred by the Company on account of any breach of any representation or warranty made by the lender, any failure to disclose any matter that makes any such representation and warranty misleading, or any inaccuracy in information furnished by the lender to the Company.

          Upon the breach of any misrepresentation or warranty made by a lender, the Company may require the lender to repurchase the related mortgage loan.

          TITLE INSURANCE POLICIES. The servicing agreement regarding the mortgage loans originated by the Company will usually require that, at the time of the origination of the mortgage loans and continuously thereafter, a title insurance policy be in effect on each of the mortgaged properties and that such title insurance policy contain no coverage exceptions, except those permitted pursuant to the guidelines heretofore established by FNMA.

CERTAIN LEGAL ASPECTS OF MORTGAGE LOANS

          GENERAL. The mortgages originated by the Company and its licensed affiliates will be either mortgages or deeds of trust, depending upon the prevailing practice in the state in which the property subject to a mortgage loan is located. A mortgage creates a lien upon the real property encumbered by the mortgage. It is not generally prior to liens for real estate taxes and assessments. Priority between mortgages depends on their terms and generally on the order of filing with a state or county office. There are two parties to a mortgage, the mortgagor, who is the borrower and homeowner (the "Mortgagor"), and the mortgagee, who is the lender. Under the mortgage instrument, the Mortgagor delivers to the mortgagee a note or bond and the mortgage. Although a deed of trust is similar to a mortgage, a deed of trust formally has tree parties, the borrower-homeowners called the trustor (similar to a Mortgagor), a lender (similar to a mortgagee) called the beneficiary, and a third-party grantee called the Trustee. Under a deed of trust, the borrower grants the property, irrevocably until the debt is paid, in trust, generally with a power of sale, to the Trustee to secure payment of the obligation. The Trustee's authority under a deed of trust and the mortgagee's authority under a mortgage are governed by law, the express provisions of the deed of trust or mortgage, and, in some cases, the directors of the beneficiary.

          FORECLOSURE. Foreclosure of a deed of trust is generally accomplished by a non-judicial Trustee's sale under a specific provision in the deed of trust which authorizes the Trustee to sell the property to a third party upon any default by the borrower under the terms of the note or deed of trust. In some states, the Trustee must record a notice of default and send a copy to the borrower-trustor and to any person who has recorded a requests for a copy of a notice of default and notice of sale. In addition, the Trustee must provide notice in some states to any other individual having an interest in the real property, including any junior lienholders. The borrower, or any other person having a junior encumbrance on the real estate, may, during a reinstatement period, cure the default by paying the entire amount in arrears plus the costs and expenses incurred in enforcing the obligation. Generally, state laws require that a copy of the notice of sale be posted on the property and sent to all parties having an interest in the real property.

          Foreclosure of a mortgage is generally accomplished by judicial action. The action is initiated by the service of legal pleadings upon all parties having an interest in the real property. Delays in completion of the foreclosure may occasionally result from difficulties in locating necessary parties defendant. Judicial foreclosure proceedings are often not contested by any of the parties defendant. However, even when the mortgagee's right to foreclose is contested, the court generally issues a judgment of foreclosure and appoints a referee or other court officer to conduct the sale of the property.

          In the case of foreclosure under either a mortgage or a deed of trust, the sale by the referee or other designated officer or by the Trustee is a public sale. However, because of the difficulty a potential buyer at the sale would have in determining the exact status of title and because the physical condition of the property may have deteriorated during the foreclosure proceedings, it is uncommon for a third party to purchase the property at the foreclosure sale. Rather, it is common for the lender to purchase the property from the Trustee or referee for an amount equal to the principal amount of the mortgage or deed of trust, accrued and unpaid interest and the expense of foreclosure. Thereafter, the lender will assume the burdens of ownership, including obtaining casualty insurance and making such repairs at its own expense as are necessary to render the property suitable for sale. The lender will commonly obtain the services of a real estate broker and pay the broker's commission in connection with the sale of the property. Depending upon market conditions, the ultimate proceeds of the property may not equal the lender's investment in the property. Any loss may be reduced by the receipt of any mortgage insurance proceeds.

          RIGHTS OF REDEMPTION. In some states, after sale pursuant to a deed of trust or foreclosure of a mortgage, the borrower and foreclosed junior lienors are given a statutory period in which to redeem the property from the foreclosure sale. In some states, redemption may occur only upon a payment of the entire principal balance of the loan, accrued interest and expenses of foreclosure. In other states, redemption may be authorized if the former borrower pays only a portion of the sums due. The effect of a statutory right of redemption is to diminish the ability of the lender to sell the foreclosed property. The rights of redemption would defeat the title of any purchaser from the lender subsequent to foreclosure or sale under a deed of trust. Consequently, the practical effort of the redemption right is to force the lender to retain the property and pay the expenses of ownership until the redemption period has run.

          ANTI-DEFICIENCY LEGISLATION AND OTHER LIMITATIONS ON LENDERS. Certain states have imposed statutory prohibitions which limit the remedies of a beneficiary under a deed of trust or a mortgage. In some states, statutes limit the right of the beneficiary or mortgagee to obtain a deficiency judgment against the borrower following foreclosure or sale under a deed of trust. A deficiency judgment would be a personal judgment against the former borrower equal in most cases to the difference between the net amount realized upon the public sale of the real property and the amount due to the lender. Other statutes require the beneficiary or mortgagee to exhaust the security afforded under a deed of trust or mortgage by foreclosure in an attempt to satisfy the full debt before bringing a personal action against the borrower. Finally, other statutory provisions limit any deficiency judgment against the former borrower following a judicial sale to the excess of the outstanding debt over the fair market value of the property at the time of the public sale. The purpose of these statutes is generally to prevent a beneficiary or a mortgagee from obtaining a large deficiency judgment against the former borrower as a result of low or no bids at the judicial sale.

          In addition to laws limiting or prohibiting deficiency judgments, numerous other statutory provisions, including the federal bankruptcy laws and state laws affording relief to debtors, may interfere with or affect the ability of the secured mortgage lender to realize upon collateral and/or enforce a deficiency judgment. For example, with respect to federal bankruptcy law, a court with federal bankruptcy jurisdiction may permit a debtor through his or her Chapter 11 or Chapter 13 rehabilitative plan to cure a monetary default in respect of a mortgage loan on a debtor's residence by paying arrears within a reasonable time period and reinstating the original Mortgage Loan payment schedule even though the lender accelerated the mortgage loan and final judgment of foreclosure had been entered in state court (provided no sale of the residence had yet occurred) prior to the filing of a debtor's petition. Some courts with federal bankruptcy jurisdiction have approved plans based on the particular facts of the reorganization case, that effected the curing of a mortgage loan default by paying arrearages over a number of years.

          Courts with federal bankruptcy jurisdiction have also indicated that the terms of a mortgage loan secured by property of the debtor may be modified. These courts have suggested that such modification may include reducing the amount of each monthly payment, changing the rate of interest, altering the repayment schedule, and reducing the lender's security interest to the value of the residence, thus leaving the lender a general unsecured creditor for the difference between the value of the residence and the outstanding balance of the loan.

          The Internal Revenue Code of 1986, as amended, provides priority to certain tax liens over the lien of a mortgage. In addition, substantive requirements are imposed upon mortgage lenders in connection with the origination and the servicing of mortgage loans by numerous federal and some state consumer protection laws. These laws include the federal Truth-In-Lending Act, Real Estate Settlement Procedures Act, Equal Credit Opportunity Act, Fair Credit Billing Act, Fair Credit Reporting Act, and related statutes. These federal laws impose specific statutory liabilities upon lenders who originate mortgage loans and who fail to comply with the provisions of the law. In some cases, this liability may affect assignees of the mortgage loans.

          ENFORCEABILITY OF CERTAIN PROVISIONS. Certain of the mortgage loans will contain due-on-sale clauses. These clauses permit the lender to accelerate the maturity of the loan if the borrower sells, transfer or conveys the property. The enforceability of these clauses has been the subject of legislation and litigation in many states, and in some cases the clauses have been upheld, while in other cases their enforceability has been limited or denied.

          Upon foreclosure, courts have imposed general equitable principles. These equitable principles are generally designed to relieve the borrower form the legal effect of his defaults under the loan documents. Examples of judicial remedies that have been fashioned including judicial requirements that the lender undertake affirmative and expensive actions to determine the causes for the borrower's default and the likelihood that the borrower will be able to reinstate the loan. In some cases, courts have substituted their judgment for the lender's judgment and have required that lenders reinstate loans or recast payment schedules in order to accommodate borrowers who are suffering from temporary financial disability. In other cases, courts have limited the right of the lender to foreclose if the default under the mortgage instrument is not monetary, such as the borrower failing to adequately maintain the property or the borrower executing a second mortgage or deed of trust affecting the property. Finally, some courts have been faced with the issue of whether or not federal or state constitutional provisions reflecting due process concerns for adequate notice require that borrowers under deeds of trust or mortgages receive notices in addition to the statutorily-prescribed minimum. For the most part, these cases have upheld the notice provision as being reasonable or have found that the sale by a Trustee under a deed of trust, or under a mortgage having a power of sale, does not involve sufficient state action to afford constitutional protections to the borrowers.

          APPLICABILITY OF USURY LAWS. Title V of the Depository Institutions Deregulation and Monetary Control Act of 1980 ("Title V"), provides that state usury limitations not apply to certain types of residential first mortgage loans originated by certain lenders after March 31, 1980. The Federal Home Loan Bank Board is authorized to issue rules and regulations and to publish interpretations governing implementation of Title V, the statute authorizes any state to reimpose interest rate limits by adopting a law or constitutional provision which expressly rejects application of the federal law. In addition, even where Title V is not so rejected, any state is authorized by the law to adopt a provision limiting discount points or other charges on mortgage loans covered by Title V. As of the date hereof, certain states have taken action to reimpose interest rate limits and/or to limit discount points or other charges.

TRADE NAMES AND SERVICE MARKS

          The Company intends to register its service marks "EMB" and "M.A.X." on the principal register of the United States Patent and Trademark Office. The Company intends to register its service marks in such states as it deems necessary and desirable. These names and marks are to be licensed to licensees under license agreement provisions strictly regulating their use.

          The Company will devote substantial time, effort and expense toward developing name recognition and goodwill for its tradenames for its operations. The Company intends to maintain the integrity of its trade names, service marks and other proprietary names against unauthorized use and to protect the licensees' use against claims of infringement and unfair competition where circumstances warrant. Failure to defend and protect such trade name and other proprietary names and marks could adversely affect the Company's sales of licenses under such trade name and other proprietary names and marks. The Company knows of no current materially infringing uses.

EXECUTIVE OFFICES

          The Company currently subleases its executive offices located at 575 Anton Boulevard, Suite 200, Costa Mesa, California 92626. The lease covers approximately 6,500 square feet at a monthly rental of approximately $7,500 per month. The lease expires in March 1997. The Company believes that its current facilities are adequate for its needs through March 1997, and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms.

EMPLOYEES

          As of December 31, 1996, the Company employed 26 persons. Of the total, 10 were engaged in sales and marketing, one was in product development and technical support and 15 were in finance and administration. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationship with its employees is good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the computer software and mortgage industry in the United States is intense.
The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.

BANKING ARRANGEMENTS

          The Company is presently negotiating with several national banks to obtain a line of credit for the purpose of assuring the availability of financing in the event the Company determines bank financing to be necessary or desirable in the future.

ITEM 2.   DESCRIPTION OF PROPERTY.
          -----------------------

          EXECUTIVE OFFICES. The Company currently subleases its executive offices located at 575 Anton Boulevard, Suite 200, Costa Mesa, California 92626. The lease covers approximately 6,500 square feet at a monthly rental of approximately $7,500 per month. The sublease expires in March 1997. The Company believes that its current facilities are adequate for its needs through March 1997, and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms.

          UNDEVELOPED LAND AND WATER RIGHTS. As of September 30, 1996, the Company owned approximately 61 acres of undeveloped real property with extensive water and electrical improvements, and extensive water producing wells, located on Paris Valley Road in the San Ardo area of Monterey County, California. This property was appraised at an estimated market value of the fee simple interest as of April 20, 1996, at $3,860,000. The property is located close to Highway 101, a major California highway. The area is rural in nature, used primarily for cattle and sheep raising and agricultural purposes, including vineyards and wineries to the north and to the south. The property is comprised of two parcels separated by Paris Valley Road. The zoning for the property is for agriculture/grazing in the lower half, and for heavy mineral extraction on the upper half. The water and electrical improvements provide primarily for farming use. Because of the producing water wells on the property, commercial water production for agricultural use is available to provide adjacent farms with excess water. The property formerly produced crude oil; but such wells have been shut-in and the power plant substation, natural gas pipeline system, pumps, tanks and used pipe on the property are considered obsolete. The water producing wells, as described in the appraisal, are capable of producing approximately 2,700,000 gallons per 24 hour production period. The water is naturally replenished annually from the run-off of the surrounding mountains. Because this property was held for resale, the Company made no efforts nor expended any material funds to commercially develop or market the water resources of the property. Effective December 30, 1996, this property was sold by the Company for $4,000,000, payable by a downpayment of $800,000, and a note for $3,200,000, with annual payments amortized over 20 years, due and payable in 10 years.

          The Company has an 4.89 acre undeveloped property in Riverside County, California, that was appraised as of December 7, 1994, at a value of $170,000. This property is held subject to a Trust Deed Note dated March 15, 1995, in the principal amount of $65,000.

          All real property owned by the Company is held for resale and not for development purposes. The Company may also hold real estate for sale from time to time as a result of its foreclosure on mortgage loans that may become in default.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

          There are no known pending or threatened legal proceedings to which the Company is, or is likely to be, a party or of which any of its assets are or are likely to be subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     No matters were submitted during the fourth quarter of the fiscal year ended September 30, 1996, of the Company.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------

          Market for Common Equity.  The Common Stock of the Company is
          ------------------------
currently quoted in the over-the-counter market on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "EMBU".

          For several years prior to January 1, 1996, the market price of the Common Stock of the Company was either nominal or non-existent because the Company had no substantial assets and had little or no operations. However, after the Company entered into an acquisition agreement regarding the purchase of certain assets of Sterling Alliance Group, Ltd. in December 1995, the Common Stock of the Company began actively trading.

          The following table sets forth the range of high and low closing bid prices per share of the Common Stock as reported by National Quotation Bureau, Inc. for the periods indicated.

YEAR ENDED DECEMBER 31, 1996:    HIGH BID(1)(2)  LOW BID(1)(2)
-------------------------------  --------------  -------------
1st Quarter....................      $21.00         $ 1.00
2nd Quarter....................      $15.00         $ 7.50
3rd Quarter....................      $12.00         $ 3.25
4th Quarter....................      $5.125         $2.375

(1) The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a very thin market for the Common Stock, that there are very few shares being traded and that any sales significantly impact the market.
(2) During September, 1996, the Company effectuated a one for four (1:4) reverse stock split. The above prices have been revised to reflect this split.

          On January 10, 1997, the closing bid price of the Common Stock of the Company was $3.50 per share. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On January 10, 1997, there were approximately 11 broker-dealers publishing quotes for the Common Stock of the Company.

     As of December 31, 1996, there were 5,732,801 shares of Common Stock issued and outstanding which were held by 660 holders of record.

          Dividends.  The Company has not paid any dividends on its Common Stock
          ---------
and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

          Sales of Unregistered Securities.  In February 1996, the Company
          --------------------------------
issued 3,375,000 shares (post-split shares) of its Common Stock to Sterling Alliance Group, Ltd. in exchange for assets in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In addition, the Company issued 821,825 shares of its Common Stock in exchange for cancellation of debt and for services during fiscal 1996 in reliance upon Section 4(2) under the Act.

          The Company offered up to $1,000,000 of its Common Stock and warrants in a limited offering made in reliance upon Rule 504 of Regulation D under the Act. The fiscal year ended September 30, 1996, sales in the amount of $460,000 covering 125,000 shares of Common Stock, and warrants to purchase 108,750 shares of Common Stock from $2.00 to $3.00 per share during a period of 180 days have been made by the Company.

          The Company issued 502,000 shares of Common Stock in reliance upon Rule 701 under the Act.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
          ---------------------------------------------------------

          The following discussion is intended to assist in an understanding of the Company's financial position as of September 30, 1996 and September 30, 1995 and the results of its operations for the periods then ended.

GENERAL

          The Company, formerly called "Pacific International, Inc.", a Hawaii corporation, was incorporated in 1960, and was originally organized to acquire and manage developed and undeveloped real estate. However, the Company had not conducted significant operations for a number of years until it agreed to acquire substantially all of the assets and assume certain liabilities of Sterling Alliance Group, Ltd. ("SAG") in December,

1995. Subsequently, the Company changed its name to EMB Corporation to reflect the change in the purpose and nature of its business. For accounting purposes, this was treated as a recapitalization of SAG, with the historical financial information prior to merger being that of SAG.

          There are two primary segments of the mortgage business in which the activities of the Company will be concentrated, the processing of residential mortgage loans using a service which the Company calls Mortgage Approval Xpress, and earnings from mortgages to be originated by the Company. Mortgages originated by the Company may be held for investment, sold to third parties, or securitized and issued as mortgage backed securities.

          Historically, the Company has used capital contributions and loans from various individuals to fund its operations. To this point, the Company has not had adequate funds to actually originate mortgages on its own behalf.

          Management believes its unique approach to originating and processing residential mortgage loans through the use of its MortgageShare software distinguishes it from other companies in the industry.

          There are no assurances that the Company will be able to obtain a profitable level of operations.

RESULTS OF OPERATIONS

          The following table sets forth certain operating information regarding the Company:


                                          YEAR ENDED          YEAR ENDED
                                      SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
                                      ------------------  -------------------
Revenues from processing
  mortgages and product sales.......       $  276,419          $  97,400
General and administrative expense..       $2,790,244          $ 531,818
Depreciation........................       $   31,056          $   2,662
Net Loss............................       $2,574,517          $(430,055)

Year ended September 30, 1996 compared with the year ended September 30, 1995
-----------------------------------------------------------------------------

          REVENUES. Revenues increased 184% to $276,419 in 1996 from $97,400 in 1995. Revenues were generated from the loan process segment and product sales. No income was generated from mortgages originated by the Company. No real estate was sold during either year.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 425% to $2,790,244 in 1996 from $531,818 in 1995. This increase can be attributable to increased activity in the loan processing segment of the business.

          DEPRECIATION. Depreciation increased 1,067% to $31,056 in 1996 from $2,662 in 1995 due to the acquisition of additional computer equipment.

          NET LOSS FROM OPERATIONS. The net loss from operations increased 489% to $2,574,517 in 1996 as compared with $437,080 in 1995 due primarily to the increase in general and administrative expenses in 1996 over 1995.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

          The following summary table presents comparative cash flows of the Company for the years ended September 30, 1996 and 1995.

                                                 YEAR ENDED           YEAR ENDED
                                             SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                             -------------------  -------------------
Net cash used in operating activities......      $(1,085,286)          $(264,522)
Net cash used in investing activities......      $  (171,644)          $ (59,812)
Net cash provided by financing activities..      $ 1,231,254           $ 355,776

          In addition to the above, during fiscal 1996, the Company acquired land recorded at $800,000 in exchange for capital stock.

          CAPITAL EXPENDITURES. The Company has incurred capital expenditures for equipment and office furniture used in its loan process service. Capital expenditures during the fiscal years ended September 30, 1996 and 1995 totaled $96,846 and $6,720 respectively.

          The Company intends to finance any future capital expenditures by utilizing capital lease arrangements with various leasing companies.

          CAPITAL RESOURCES. The Company's capital resources have been provided by capital contributions and loans. The Company intends to raise capital through an offering of its common stock and warrants which will be used to purchase additional computers and related equipment, to further develop its software, to expand its marketing activities, and to provide additional working capital to fund future operations.

          LIQUIDITY. Since October 1, 1995, the Company has increased its liquidity through the sale of its Common Stock and warrants in its limited offering made under Rule 504 of Regulation D under the Securities Act of 1933, as amended. The Company has further extended its liquidity for its mortgage lending operations by increasing its warehouse line of credit to $3,000,000 with ICI Funding Corporation, a division of Imperial Credit Industries, Inc.

          The Company has reduced the amount of its outstanding indebtedness during fiscal 1996. An undeveloped property continues to be subject to a deed of trust in the amount of $65,000. However, the notes to related parties payable of $407,528 have been paid in full, and other notes have been reduced as of September 30, 1996, by cash payments and by issuance of 465,000 shares of the Common Stock of the Company to a noteholder.

          As of September 30, 1996, the Company has notes payable to unrelated parties in the total amount of approximately $358,793, including the $65,000 deed of trust amount on its undeveloped land. The Company believes that this remaining indebtedness will be paid primarily from its cash flow from operations and from the sale of additional shares of its Common Stock.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          For fiscal 1995 and fiscal 1996, the principal independent accountant of the Company is Harlan & Boettger, independent certified public accountants located in San Diego, California. For fiscal 1994 and prior fiscal years, the principal independent accountant of the Company was George F. Rombach, C.P.A. of Newport Beach, California.

          George F. Rombach, C.P.A., the former accountant of the Company, did not resign or decline to stand for re-election, nor was such accountant dismissed by the Company. The Company changed its principal independent accountant effective in April, 1996, without any disagreement regarding accounting matters. The decision to change accountants was recommended by the Board of Directors and approved by the shareholders of the Company at its 1996 annual meeting held on May 21, 1996.

          During the Company's two previous fiscal years and the subsequent interim period up to the date of the change of accountants, there were no disagreements with the Company's former accountant on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of George F. Rombach, C.P.A., would have caused him to make reference to the matter of disagreement in his report. The Company has previously authorized George F. Rombach, C.P.A. to respond fully to the inquiries of Harlan & Boettger, the current independent certified public accountants of the Company.



                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          --------------------------------------------------

          DIRECTORS AND OFFICERS. The directors and officers of the Company as follows:

Name(1)(2)                Age             Position
------------------------  ---  ------------------------------

Bruce J. Brosky(3)         41  Director and Vice President-
                               Marketing and Public Relations
Rory P. Hughes(3)          37  Director and Vice President -
                               Research and Development
William V. Perry(3)(4)     73  Director and Executive Vice
                               President
Ann L. Petersen            59  Director
James E. Shipley(4)        61  Director and President
B. Joe Wimer(4)            40  Director, Secretary and
                               Treasurer
------------------------

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.
(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.
(3) Member of the Company's Stock Option Committee. See "1996 Stock Option, SAR and Stock Bonus Plan", below.
(4) Member of the Company's Compensation Committee. See "Compensation Committee", below.

          The background and principal occupations of each director and officer of the Company are as follows:

          Mr. Brosky has been a director and Vice President-Marketing and Public Relations of the Company since April 29, 1996, and became a director of the Company on May 21, 1996. From 1993 to 1995, he was the Director of Marketing of ERA Sterling Real Estate. From 1993 to the present, Mr. Brosky has been the Director of Marketing and Public Relations of Sterling Alliance Group, Ltd.
From 1984 to 1992, Mr. Brosky was employed by GTE of California as operator services supervisor, CAG analyst and systems analyst. Mr.

Brosky received a B.A. degree from the University of Dubuque in 1978, and received a MBA degree from Lucas College in 1979.

          Mr. Hughes has been Vice President-Research and Development of the Company since April 29, 1996, and became a director of the Company on May 21, 1996. He has been the President and a director of EMB Mortgage Corporation, a wholly owned subsidiary of the Company engaged in real estate mortgage business, since September, 1995. From 1994 to the present, he has been a director and President of Virtual Lending Technology, Inc. From 1993 to 1994, he was the Marketing Director of Delphi Information Sciences Corp. From 1993 to September 1995, Mr. Hughes was also employed by Members Capital Corporation, a mortgage broker. From 1985 to 1993, he owned and operated Financial Computing International, a software technology firm. Mr. Hughes attended California State University-Fullerton majoring in corporate finance and real estate finance.

          Mr. Perry has been the Executive Vice President of the Company since April 29, 1996, and became a director of the Company on May 21, 1996. He is also the Chairman of the Board of EMB Mortgage Corporation, a wholly owned subsidiary of the Company. From 1994 to the present, he has been a director and Vice President of Sterling Alliance Group, Ltd. From October 1993 to the present, Mr. Perry has been associated with ERA Sterling Real Estate. From 1990 to October 1993, he was a director and Vice President of Ameri-West Funding, Inc., engaged in residential, multi-family and commercial mortgages. From 1988 to 1990, Mr. Perry was the President of First Marine Mortgage Company. From 1985 to 1987, he was the Chief Financial Officer of Mobile Medical Group, Inc.; and was the Chief Financial Officer and a director of Oceanic Opera, Inc. from 1984 to 1985. From 1970 to 1984, Mr. Perry was engaged in the real estate brokerage business with several real estate brokerage companies. From 1962 to 1970, he was an electronics engineer with Lockheed Missle and Space Corporation. Mr. Perry graduated from Pacific States University in 1948 with a degree in electrical engineering.

          Mrs. Petersen became a director of the Company on November 25, 1992. She is a resident of Hawaii and has been a housewife since being married in 1958. She attended Marquette University for two years. Mrs. Petersen is an active volunteer in various charitable organizations, including the American Cancer Association.

          Mr. Shipley has been a director of the Company since January 15, 1996, and became the President of the Company on April 29, 1996. From 1993 to the present, he has been a director and the President of Sterling Alliance Group, Ltd., an affiliate of the Company which recently sold substantially all of its assets and operations to the Company in exchange for Common Stock. He was the Managing Director of EMB Mortgage Corporation, a wholly owned subsidiary of the Company engaged in the real estate mortgage business, from October 1993 to April 1996. Mr. Shipley has served as the Managing Director of ERA Sterling Real Estate, a real estate brokerage firm, from 1987 to the present. From 1968 to 1987, he was engaged in the real estate development business with several companies. In 1988, Mr. Shipley became subject to two felony convictions for forgery endorsement of a check and appropriation of property entrusted to him in the Superior Court of the State of California. Mr. Shipley received a Bachelor of Science degree from Eastern Illinois University in 1960.

          Mr. Wimer has been the Secretary and Treasurer of the Company since April 29, 1996, and became a director of the Company on May 21, 1996. From April 1993 to September 1995, he was the director of business promotion of City Lights Escrow, Inc.; and from October 1992 to April 1993, was the owner and President of Better Service Escrow, Inc. From October 1990 to October 1992, Mr. Wimer was employed by Escrow Masters Inc. regarding business promotion; and held a similar position with Melrose Escrow Inc. from 1988 to October 1990. In each of these positions, he was also responsible for all banking and money management functions. From 1985 to 1988, he was the Chief Financial Officer of Sierra Mortgage Corporation. Mr. Wimer attended California State University-Fullerton and Clark College.

          COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT. To the best of the knowledge of the Company, its directors, officers and 10% beneficial owners have filed all reports in compliance with the reporting requirements of Section 16(a) of the Exchange Act, except that Form 3 filed by such persons were not timely filed on or before August 28, 1996, the effective date of the Form 10-SB of the Company.

ITEM 10.  EXECUTIVE COMPENSATION.
          ----------------------

          No executive officer or director of the Company received compensation in excess of $100,000 during its fiscal year ended September 30, 1996. Mr. James E. Shipley, the President of the Company, presently receives a salary of $7,500 per month ($90,000 per annum).

          COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors is comprised of Messrs. James E. Shipley, B. Joe Wimer, and William V. Perry. The Committee makes decisions regarding the Company's employee stock plan and makes decisions concerning salaries and incentive compensation for the executive officers, employees and consultants of the Company.


          1996 STOCK OPTION, SAR AND STOCK BONUS PLAN. The Company has reserved a total of 250,000 shares of Common Stock for issuance under the Company's 1996 Stock Option, SAR and Stock Bonus Plan (the "Plan"). At September 30, 1996, no options, SAR's or stock bonuses have been granted or issued under the Plan. Options may be granted to employees (including officers), consultants, advisors and directors, although only employees and directors and officers who are also employees may receive "incentive stock options" intended to qualify for certain tax treatment. The exercise price of non-qualified stock options must equal at least 85% of the fair market value of the Common Stock on the date of grant, and in the case of incentive stock options must be no less than the fair market value. Options granted under the Plan are immediately exercisable but generally vest over four years and must be exercised within 10 years. The members of the Stock Option Committee that administer the Plan are Bruce J. Brosky, Rory P. Hughes and William V. Perry.

          OTHER BENEFIT PLANS. The Company does not have any pension plan, profit sharing plan or similar plans for the benefit of its officers, directors or employees. However, the Company reserves the right to establish any such plans in the future.

          BOARD COMPENSATION. Directors of the Company who do not serve as officers thereof are not currently compensated by the Company for meeting attendance or otherwise, but are entitled to reimbursement for their travel expenses. From time to time, directors who are not employees of the Company will receive grants of options to purchase the Company's Common Stock. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

          The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding Common Stock of the Company as of December 31, 1996, are as follows:

                                           SHARES         PERCENT OF
        MANAGEMENT                       BENEFICIALLY       COMMON
      SHAREHOLDERS(1)                      OWNED(1)         STOCK
      ---------------                    ------------     ----------

Bruce J. Brosky.....................        87,500(2)          1.5%
   575 Anton Boulevard, Suite 200
   Costa Mesa, California 92626


                                           SHARES         PERCENT OF
        MANAGEMENT                       BENEFICIALLY       COMMON
      SHAREHOLDERS(1)                      OWNED(1)         STOCK
      ---------------                    ------------     ----------

Rory P. Hughes......................       499,973(2)          8.7%
   575 Anton Boulevard, Suite 200
   Costa Mesa, California 92626

William V. Perry....................       290,470(2)(3)       5.1%
   575 Anton Boulevard, Suite 200
   Costa Mesa, California 92626

Ann L. Petersen.....................         6,250            .001%
   Star Route 5080
   Keaau, Hawaii 96749

James E. Shipley....................       813,375(4)         14.2%
   575 Anton Boulevard, Suite 200
   Costa Mesa, California 92626

B. Joe Wimer........................         6,250(2)         .001%
   575 Anton Boulevard, Suite 200
   Costa Mesa, California 92626

Directors and officers as a group
  (6 persons, including the above)..     1,703,630            29.7%
                                         =========            ====

(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares, except as otherwise specifically indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as warrants or options to purchase the Common Stock of the Company.

(2) Represents shares of the common stock of Sterling Alliance Group, Ltd. which owns 3,375,000 shares of the Common Stock of the Company (58.9% of its outstanding Common Stock).

(3) Represents shares of Sterling Alliance Group, Inc. owned by Win, Win, Solver Group, Inc., a corporation owned by Mr. Perry. It also includes 13,688 shares held by a trust of which Mr. Perry is the trustee. He is not a beneficiary of the trust, and disclaims any ownership of its securities.

(4) Represents shares of Sterling Alliance Group, Inc. owned by World Trends Financial, Ltd., a corporation owned by Mr. Shipley.

          Because certain directors and officers of the Company are controlling persons or affiliates of Sterling Alliance Group, Ltd. ("SAG")(specifically, William V. Perry, James E. Shipley, Bruce J. Brosky, Rory P. Hughes and B. Joe Wimer), such persons may be deemed to be the beneficial owners of the 3,375,000 shares of the Common Stock of the Company held in the name of SAG.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

          The Company entered into certain material transactions with SAG during its fiscal year ended September 30, 1996, as described below. SAG is a Colorado corporation that is beneficially owned 29.7% by James E. Shipley, a director and the President of the Company, and owned 14.8% by Rory P. Hughes, a director and Vice President of the Company, and by certain other directors and officers of the Company to a lesser extent.

          In December 1995, the Company agreed to acquire substantially all of the assets of SAG, including all of the issued capital stock of its subsidiary, Electronic Mortgage Corporation ("EMB"), real property located in Monterey County and in Riverside County, California, office equipment and furniture, and its interests in MortgageShare software as licensed by Virtual Lending Technology, Inc., and assumed certain liabilities of SAG. In exchange, the Company issued 3,375,000 legended-restricted shares of its Common Stock to SAG which presently represents approximately 58.9% of the total issued and outstanding Common Stock of the Company. After this acquisition, the directors, officers and certain consultants of SAG became directors and officers of the Company. As a result of the ownership of common stock of SAG owned by certain present directors and officers of the Company and their families, they are deemed to be beneficial owners of the Common Stock of the Company.

          Prior to this acquisition, Virtual Lending Technology, Inc., a Nevada corporation, licensed certain software to EMB under the terms of a Software Provider Agreement to be used in the mortgage lending business. Rory P. Hughes and Frank D. Tuttle, present and former officers and directors of the Company, are also the owners and principal officers of Virtual Lending Technology, Inc.

          During the fiscal year ended September 30, 1996, the Company incurred unreimbursed expenses regarding ERA Sterling, a company owned by the family of James E. Shipley, a director and officer of the Company, in the amount of $129,687.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

   (a)    Exhibits:
          --------

   3.1 Restated Articles of Incorporation of EMB Corporation are incorporated by reference to Exhibit 3(i) to the Registrant's registration statement on Form 10-SB (No. 1-11883), filed with the Commission on June 28, 1996 (the "Form 10-SB").

   3.2 The Bylaws of the Registrant are incorporated by referenced to Exhibit 3(ii) of Form 10-SB of the Registrant.

    10(a) The Asset Acquisition Agreement dated December 16, 1995, with
          Sterling Alliance Group, Ltd. is incorporated herein by reference to
          Exhibit 10(a) to the Form 10-SB of the Registrant.

    10(b) The Appraisal Report dated April 22, 1996, of real property (61 acres) in County of Monterey, California by National Appraisal Service is incorporated herein by reference to Exhibit 10(b) to the Form 10-SB of the Registrant.

    10(c) The Appraisal Report as of December 7, 1994, of 4.89 acres in
          Counter of Riverside, California, by Tyna M. Stopnik is incorporated herein by reference to Exhibit 10(c) to the Form 10-SB of the Registrant.

    10(d) The License Agreement with Virtual Lending Technology, Inc. is incorporated herein by reference to Exhibit 10(d) to the Form 10-SB of the Registrant.

    10(e) The Seller Agreement between ICI Funding Corporation and EMB
          Mortgage Banc, Ltd. is incorporated herein by reference to Exhibit 10(e) to the Form 10-SB of the Registrant.

    10(f) The 1996 Stock Option, SAR and Stock Bonus Plan is incorporated herein by reference to Exhibit 10(f) to the Form 10-SB of the Registrant.

    10(g) The Sublease covering the executive offices of the Registrant expiring March, 1997 is incorporated herein by reference to Exhibit 10(g) to the Form 10-SB of the Registrant.

   10(h) The form of license agreement with customers of the Registrant is incorporated herein by reference to Exhibit 10(h) to the Form 10-SB of the Registrant.

   10(i) Residential Mortgage Loan Origination Agreement dated July 31, 1996, with Orange County Federal Credit Union is incorporated by reference to Exhibit 10(i) of Amendment No. 1 to the Form 10-SB of the Registrant.

   10(j) The Long Form Security (Installment) Land Contract with Power of Sale dated December 30, 1996, is incorporated herein by reference to
          Exhibit 7(c)(1) to the Form 8-K report of the Registrant filed on January 9, 1997.

   11 Statement re: computation of per share earnings --Reference is made to the Statements of Operations of the Registrant for its fiscal year ended September 30, 1996, which are incorporated by reference herein.

   16 Letter on changes in certifying accountant is incorporated by reference to Exhibit 16 of Amendment No. 1 to the Form 10-SB of the Registrant.

   21.1*  A description of the subsidiary of the Registrant.

   23.1*  Consent of Harlan & Boettger

   27.*   Financial Data Schedule.

   ----------------------
   *Filed herewith

     (b) Reports on Form 8-K.  The Registrant did not file any reports on Form
         -------------------
8-K during the last quarter of the period covered by this report.

                               INDEX TO EXHIBITS
                               -----------------

==========================================================================================
                                                                                SEQUENTIAL
NO.                                     EXHIBIT                                   PAGE NO.
==========================================================================================
3.1      Restated Articles of Incorporation of EMB Corporation are                  N/A
         incorporated by reference to Exhibit 3(i) to the Registrant's registration statement on Form 10-SB (No. 001-11883), filed with the
         Commission on June 28, 1996 (the "Form 10-SB").
------------------------------------------------------------------------------------------
3.2      The Bylaws of the Registrant are incorporated by referenced to             N/A
         Exhibit 3(ii) of Form 10-SB of the Registrant.
------------------------------------------------------------------------------------------
10(a)    The Asset Acquisition Agreement dated December 16, 1995, with              N/A
         Sterling Alliance Group, Ltd. is incorporated herein by reference to
         Exhibit 10(a) to the Form 10-SB of the Registrant.
------------------------------------------------------------------------------------------
10(b)    The Appraisal Report dated April 22, 1996, of real property (61            N/A
         acres)
         in County of Monterey, California by National Appraisal Service is
         incorporated herein by reference to Exhibit 10(b) to the Form 10-SB of the Registrant.
------------------------------------------------------------------------------------------
10(c)    The Appraisal Report as of December 7, 1994, of 4.89 acres in              N/A
         Counter of Riverside, California, by Tyna M. Stopnik is incorporated herein by reference to Exhibit 10(c) to the Form 10-SB of the
         Registrant.
------------------------------------------------------------------------------------------
10(d)    The former License Agreement with Virtual Lending Technology, Inc.         N/A
         is incorporated herein by reference to Exhibit 10(d) to the Form 10-
         SB of the Registrant.
------------------------------------------------------------------------------------------
10(e)    The Seller Agreement between ICI Funding Corporation and EMB               N/A
         Mortgage Banc, Ltd. is incorporated herein by reference to Exhibit
         10(e) to the Form 10-SB of the Registrant.
------------------------------------------------------------------------------------------
10(f)    The 1996 Stock Option, SAR and Stock Bonus Plan is incorporated            N/A
         herein by reference to Exhibit 10(f) to the Form 10-SB of the
         Registrant.
------------------------------------------------------------------------------------------
10(g)    The Sublease covering the executive offices of the Registrant              N/A
         expiring
         March, 1997 is incorporated herein by reference to Exhibit 10(g) to the Form 10-SB of the Registrant.
------------------------------------------------------------------------------------------
10(h)    The form of license agreement with customers of the Registrant is          N/A
         incorporated herein by reference to Exhibit 10(h) to the Form 10-SB of the Registrant.
------------------------------------------------------------------------------------------
10(i)    Residential Mortgage Loan Origination Agreement dated July 31,             N/A
         1996, with Orange County Federal Credit Union is incorporated by reference to Exhibit 10(i) of Amendment No. 1 to the Form 10-SB of
         the Registrant.
------------------------------------------------------------------------------------------
10(j)    The Long Form Security (Installment) Land Contract with Power of           N/A
         Sale dated December 30, 1996, is incorporated herein by reference to
         Exhibit 7(c)(1) to the Form 8-K report of the Registrant filed on
         January 9, 1997.
------------------------------------------------------------------------------------------

==========================================================================================
                                                                                SEQUENTIAL
NO.                                     EXHIBIT                                   PAGE NO.
==========================================================================================
11       Statement re: computation of per share earnings --Reference is made        N/A
         to the Statements of Operations of the Registrant for its fiscal year ended September 30, 1996, which are incorporated by reference herein.
------------------------------------------------------------------------------------------
16       Letter on changes in certifying accountant  is incorporated by             N/A
         reference to Exhibit 16 of Amendment No. 1 to the Form 10-SB of the
         Registrant.
------------------------------------------------------------------------------------------
21.1*    A description of the subsidiary of the Registrant.
------------------------------------------------------------------------------------------
23.1*    Consent of Harlan & Boettger.
------------------------------------------------------------------------------------------
27.*     Financial Data Schedule.
===========================================================================================

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Registrant:    EMB CORPORATION


          By: /s/ JAMES E. SHIPLEY
             ------------------------------
               James E. Shipley, President


          In connection with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  January 13, 1997


By: /s/ JAMES E. SHIPLEY                 /s/ WILLIAM V. PERRY
   ----------------------------------    -------------------------------------
   James E. Shipley                      William V. Perry
   Director and President                Director and Executive Vice President

    /s/ B. JOE WIMER                     /s/ BRUCE J. BROSKY
   ----------------------------------    -------------------------------------
   B. Joe Wimer                          Bruce J. Brosky
   Director, Secretary, Treasurer,       Director and Vice President-Marketing
   Chief Financial Officer                 and Public Relations
     and Principal Accounting Officer

   /s/ RORY P. HUGHES
   ----------------------------------
   Rory P. Hughes
   Director and Vice President-Research
     and Development

                        EMB CORPORATION AND SUBSIDIARY

                         AUDITED FINANCIAL STATEMENTS

                       AS OF SEPTEMBER 30, 1996 AND 1995

                                C O N T E N T S

                                                                                     PAGE
                                                                                  ----------
INDEPENDENT AUDITORS' REPORT                                                             F-1

CONSOLIDATED FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEETS AS OF  SEPTEMBER 30, 1996 AND 1995                          F-2

 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1996
   AND 1995                                                                              F-3

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED
  SEPTEMBER 30, 1996 AND 1995                                                            F-4

 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 1996
  AND 1995                                                                               F-5

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                           F-6 - F-13

                         INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
EMB CORPORATION AND SUBSIDIARY:

We have audited the accompanying consolidated balance sheets of EMB Corporation (a Hawaii corporation) and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMB Corporation and subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Harlan & Boettger
San Diego, California
January 8, 1997

                        EMB CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

     ASSETS
                                                                           September 30,       September 30,
CURRENT ASSETS                                                                  1996               1995
                                                                           --------------      -------------
   Cash                                                                      $       395          $  26,071
   Accounts receivable (no allowance deemed necessary)                            14,582                  -
   Inventory, net                                                                 35,324                  -
   Note receivable                                                                14,000             14,000
                                                                             -----------          ---------

     TOTAL CURRENT ASSETS                                                         64,301             40,071

PROPERTY AND EQUIPMENT, net (Note D)                                             149,363             25,692

RELATED PARTY RECEIVABLE (Note G)                                                129,687             54,889

LAND HELD FOR SALE (Notes A and E)                                               843,000             43,000

OTHER ASSETS                                                                       4,128              1,177
                                                                             -----------          ---------

                                                                             $ 1,190,479          $ 164,829
                                                                             ===========          =========

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                           $   195,374          $   4,684
  Bank overdrafts                                                                 27,177                  -
  Accrued expenses                                                                48,886              2,249
  Notes payable - current portion (Note F)                                       293,793             60,000
  Capital lease obligations - current portion (Note I)                            28,553              7,821
                                                                             -----------          ---------

     TOTAL CURRENT LIABILITIES                                                   593,783             74,754

RELATED PARTY PAYABLE (Note G)                                                         -            235,171

NOTES PAYABLE, net of current portion (Note F)                                    65,000             65,000

CAPITAL LEASE OBLIGATIONS, net of current portion (Note I)                        30,096             10,247
                                                                             -----------          ---------

     TOTAL LIABILITIES                                                           688,879            385,172

COMMITMENTS (Note I)

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value, 30,000,000 shares
    authorized; 5,311,817 and 1,644,350 shares issued
    and outstanding, respectively                                              3,910,391            345,250
  Preferred stock, no par value, 5,000,000 shares authorized, no shares
    issued or outstanding                                                              -                  -
  Common stock subscribed                                                       (200,000)                 -
  Retained deficit                                                            (3,208,791)          (565,593)
                                                                             -----------          ---------

     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                        501,600           (220,343)
                                                                             -----------          ---------

                                                                             $ 1,190,479          $ 164,829
                                                                             ===========          =========

  The accompanying notes are an integral part of these financial statements.

                        EMB CORPORATION AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Years ended September 30,
                                     --------------------------
                                         1996           1995
                                     -------------   ----------
 REVENUES
  Mortgage loan revenue                $   244,874   $   97,400
  Product sales                             31,545            -
                                       -----------   ----------

   TOTAL REVENUES                          276,419       97,400

COST OF SALES                               29,636            -
                                       -----------   ----------

  Gross profit                             246,783       97,400

OPERATING EXPENSES
  General and administrative             2,790,244      531,818
  Depreciation                              31,056        2,662
                                       -----------   ----------

   TOTAL OPERATING EXPENSES              2,821,300      534,480
                                       -----------   ----------

LOSS FROM OPERATIONS                    (2,574,517)    (437,080)

OTHER INCOME (EXPENSES)
  Interest expense                         (64,393)      (2,164)
  Other                                     (2,688)       9,989
                                       -----------   ----------

   TOTAL OTHER INCOME (EXPENSE)            (67,081)       7,825
                                       -----------   ----------

LOSS BEFORE INCOME TAXES                (2,641,598)    (429,255)
  Income taxes (Note G)                      1,600          800
                                       -----------   ----------

NET LOSS                               $(2,643,198)  $ (430,055)
                                       ===========   ==========

NET LOSS PER COMMON SHARE                    $(.73)       $(.29)
                                       ===========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            3,641,421    1,469,225
                                       ===========   ==========

  The accompanying notes are an integral part of these financial statements.

                        EMB CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                         Stock                         Total
                                                  Common Stock       Preferred Stock  Subscription    Retained     Shareholders'
                                            ---------------------    ---------------
                                            Shares      Amounts      Shares   Amount   Receivable      Deficit     Equity (Deficit)
                                            ----------  ----------   ------  -------  ----------    -----------    ----------------
BALANCE, SEPTEMBER 30, 1994                 1,288,600   $  150,000       -     -$     $      -      $  (135,538)    $    14,462

  Shares issued for Riverside land              8,250       33,000       -     -             -             -             33,000

  Shares issued for services                  172,500      155,250       -     -             -             -            155,250

  Shares issued to founders for services      175,000        7,000       -     -             -             -              7,000

  Net loss                                          -            -       -     -             -         (430,055)       (430,055)
                                            ---------    ---------   -----   ------   -----------    -----------     -----------
BALANCE, SEPTEMBER 30, 1995                 1,644,350      345,250       -     -             -         (565,593)       (220,343)

  Proceeds from sale of shares                412,707    1,017,914       -     -             -             -          1,017,914

  Shares issued for services                  836,389    1,279,460       -     -             -             -          1,279,460

  Shares issued to founders for services      893,712       35,749       -     -             -             -             35,749

  Shares issued for Monterey land             200,000      800,000       -     -             -             -            800,000

  Shares issued for note receivable            50,000      200,000       -     -      (200,000)            -             -

  Shares issued for debt                      116,009      232,018       -     -             -             -            232,018

  Shares issued for net assets of
   Pacific International, Inc.              1,158,650            -       -     -             -             -             -

  Net loss                                          -            -       -     -             -       (2,643,198)     (2,643,198)
                                            ---------   ----------  ------  ------    ----------    -----------      -----------
BALANCE, SEPTEMBER 30, 1996                 5,311,817   $3,910,391       -     -$    $(200,000)     $(3,208,791)      $ 501,600
                                            =========   ==========  ======  ======    ==========    ===========      ===========

 The accompanying notes are an integral part of these financial statements.

                         EMB CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Years ended September 30,
                                                                -------------------------
                                                                   1996           1995
                                                                ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                         $(2,643,198)  $(430,055)
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Common stock issued for services                                 1,315,209     162,250
   Depreciation                                                        31,056       2,662
   Changes in operating assets and liabilities:
    Increase in:
    Accounts receivable                                               (14,582)          -
    Inventory                                                         (35,324)          -
    Prepaid expenses and other assets                                  (2,951)     (1,177)
    Accounts payable                                                  217,867         349
    Accrued expenses                                                   46,637       1,449
                                                                  -----------   ---------

NET CASH USED IN OPERATING ACTIVITIES                              (1,085,286)   (264,522)
                                                                  -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                  (96,846)     (6,720)
 Payment for land purchase                                                  -     (10,000)
 Loans made on notes receivable                                             -     (14,000)
 Loans made on related party receivable                               (74,798)    (29,092)
                                                                  -----------   ---------

NET CASH USED IN INVESTING ACTIVITIES                                (171,644)    (59,812)
                                                                  -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable                              268,893     355,776
 Payments under capital lease obligations                             (17,300)          -
 Payments on borrowings                                               (38,253)          -
 Sale of common stock                                               1,017,914           -
                                                                  -----------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,231,254     355,776
                                                                  -----------   ---------

NET INCREASE (DECREASE) IN CASH                                       (25,676)     31,442

CASH, BEGINNING OF PERIOD                                              26,071      (5,371)
                                                                  -----------   ---------

CASH, END OF PERIOD                                               $       395   $  26,071
                                                                  ===========   =========

 The accompanying notes are an integral part of these financial statements.

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization and Nature of Operations

     EMB Corporation (formerly called Pacific International, Inc.) (the "Company") was incorporated under the laws of the State of Hawaii on May 5, 1960. Effective December 16, 1995, the Company acquired the net assets of Sterling Alliance Group, Ltd ("SAG") which included 100% ownership in Electronic Mortgage Banc, Ltd. ("EMB") and land held for sale. For financial statement purposes the transaction has been recorded as a recapitalization of SAG and the issuance of shares for the net assets of the Company due to the fact that SAG provides substantially all of the historic and on-going operations (See Note C). The historical and on-going financial statements primarily represent the assets, liabilities and operations which were acquired from SAG. All significant intercompany accounts and transactions have been eliminated.

     The Company has an interactive software system for the origination and processing of mortgage loans which it calls Mortgage Approval Xpress ("M.A.X."). This system has been linked to the ProShare software developed by Intel Corporation that provides direct teleconferencing and interaction between prospective mortgage borrowers and mortgage lenders. The Company licenses its mortgage software system to real estate brokers, builders, credit unions, mortgage brokers and others. The Company also independently originates and processes mortgage loans, and intends to engage in the secondary placement of real estate mortgages.

     Basis of Accounting

     The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Cash

     Cash includes cash on hand and cash in checking and savings accounts.

     Inventory

     Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method. Inventory consists of mortgage loan processing and teleconferencing software and equipment.

     Property and Equipment

     Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Maintenance and repairs are charged to operations as incurred, and major improvements are capitalized. Upon retirement, sale, or other disposition, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected in operations.

                         EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Revenue Recognition - Mortgage Brokerage

     Revenue from mortgage brokerage transactions are recognized when the loan is funded and escrow on the related real estate transaction is closed.

     Revenue and Cost Recognition - Land Held for Sale

     The Company expects that it will from time to time hold real estate for sale. Revenue from such sales will be recognized upon closing of the sale. Land acquisition costs have been capitalized and they will be charged to earnings when the related revenue is recognized. Other costs incurred in connection with the land are charged to earnings when incurred. The basis of the land held for sale has been determined based on cash paid of $10,000 and 208,250 shares of common stock given as consideration. A $4.00 per share value was determined by management to be a more clearly evident value in determining the basis for the land held for sale.

     Income Taxes

     Income taxes, are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
     109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Per Share Information

     Net loss per common share amounts are computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding in the period. Common stock equivalents consist of warrants granted. For the net loss per common share calculation there were no dilutive common stock equivalents.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.   DEVELOPMENT STAGE BUSINESS:

     During the Company's fiscal year ended September 30, 1995, its operations were not significant; therefore, the Company was considered in the development stage. During its fiscal 1996 year, the Company's operations were sufficient to now be considered an operating Company. The Company's efforts are concentrated in two areas in the mortgage loan industry. First, the development of the Company's M.A.X. software system. Second, the development of residential mortgage lending on a retail basis directly to consumers and on a wholesale basis to other mortgage brokers.

                         EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


C.   RECAPITALIZATION:

     Effective December 16, 1995, the Company acquired the net assets of Sterling Alliance Group, Ltd. for 3,375,000 shares of the Company's common stock.

     The Company previously did not have an operating business and, accordingly, has treated the transaction as a recapitalization of SAG and recorded the transaction at historical cost. Accordingly, the net assets acquired were accounted for in a manner similar to a pooling of interest.

D.   PROPERTY AND EQUIPMENT:

     Property and equipment are summarized as follows:

                                            September 30,     September 30,
                                                1996              1995
                                            -------------     -------------
          Machinery and equipment                $112,532           $30,160
          Furniture & fixtures                     71,317                 -
                                                 --------           -------

                                                  183,849            30,160
          Less accumulated depreciation            34,486             4,468
                                                 --------           -------

          Property and equipment, net            $149,363           $25,692
                                                 ========           =======

E. LAND HELD FOR SALE:

   SAG acquired approximately five acres of undeveloped land in Riverside County, California on February 24, 1995 from Rancho Brisa Corp., an unrelated third party. SAG paid $10,000 cash, and issued 8,250 shares of their common stock as consideration. The land was subsequently collateralized against the $65,000 note payable to Howard C. Kuhle (See Note F).

   SAG also acquired approximately 61 acres of undeveloped land with water producing rights and three wells in Monterey County, California on December 11, 1995 from Golden River Corp., an unrelated third party. Each well can produce approximately 900,000 gallons of water per 24 hour period and the water supply is replenished annually from the run-off of the surrounding mountains. SAG issued 200,000 shares of their common stock as consideration.

                         EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     NOTES PAYABLE:

     Notes payable are summarized as follows:

                                                                                               September 30,   September 30,
                                                                                                   1996            1995
                                                                                               -------------   -------------
     Note payable due to Frederic R. Weeth, interest at 10%,
     no established repayment schedule, note past due, principal
     and any unpaid interest due on demand                                                        $ 26,250         $ 30,000

     Note payable due to Thomas J. Donahue, interest at 10%
     no established repayment schedule, note past due, principal
     and any unpaid interest due on demand                                                          26,250           30,000

     Note payable to Howard C. Kuhle, interest at 12%, interest only payable monthly, principal and any unpaid interest due
     March 1998, secured by deed of trust on Riverside County
     land                                                                                           65,000           65,000

     Note payable to Baronin Enterprises, Inc., interest at 8%,
     note past due, principal and any unpaid interest due on demand                                 50,000                -

     Various notes payable to unrelated parties, no established
     repayment schedule, interest ranging from 8% to 11%                                           191,293                -
                                                                                                  --------         --------

                                                                                                   358,793          125,000

                  Less current portion                                                             293,793           60,000
                                                                                                  --------         --------

                                                                                                  $ 65,000         $ 65,000
                                                                                                  =========        ========

G.   RELATED PARTY TRANSACTIONS:

     Related party receivable at September 30, 1996 and 1995 consists of amounts due from a related corporation of $129,687 and $54,889, respectively.

     Related party payable consists of certain operating expenses that were paid on behalf of the Company by a related corporation. During the year ended September 30, 1996 the Company issued common stock in lieu of payment.

                         EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


H.   INCOME TAXES:

     As discussed in Note A, the Company accounts for income taxes in accordance with SFAS 109. The provision for income taxes for the years ended September 30, 1996 and 1995 consists solely of the $800 minimum California franchise tax.

     Provisions for income taxes are summarized as follows:

                                                    Year ended
                                             --------------------------
                                             September 30  September 30
                                                 1996          1995
                                             ------------  ------------
          Current income taxes                     $1,600         $ 800
          Deferred income taxes                         -             -
                                                   ------         -----

          Provision for income taxes               $1,600         $ 800
                                                   ======         =====

     As a result of adopting SFAS 109, the Company has recognized deferred tax assets for the tax effects of temporary differences for the years ended September 30, 1996 and 1995 as follows:

                                                 1996         1995
                                             ------------  ----------
    Deferred tax assets:
       Net operating losses                  $ 1,120,000   $ 120,000
                                             -----------   ---------

       Gross deferred tax assets               1,120,000     120,000
       Valuation adjustment                   (1,120,000)   (120,000)
                                             -----------   ---------

          Net deferred tax assets            $         -   $       -
                                             ===========   =========

     The Company has net operating loss carryforwards remaining of approximately $2,800,000. The regular net operating loss carryforwards, which are approximately the same as the alternative net operating loss carryforwards, if not utilized, will expire as follows:

          2009                          $  100,000
          2010                             200,000
          2011                           2,500,000
                                        ----------

                                        $2,800,000
                                        ==========

                         EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


I.   COMMITMENTS AND CONTINGENCIES:

     Operating Leases

     The Company subleases its facilities under an operating lease from an unrelated third party which expires in March, 1997. Rental expense for the year ended September 30, 1996 was $90,132.

     Minimum future rental payments under the sublease total approximately $45,064.

     The noncancelable operating lease provides that the Company pays for property taxes, insurance and certain other operating expenses applicable to the leased premises.

     Capital Leases

     The Company acquired part of its equipment and furniture under capital lease obligations. The economic substance of the capital lease agreements is that the Company finances the acquisition by making monthly payments over a thirty-six month period. The assets are reflected as part of property and equipment. The following is an analysis of the book value of the leased assets included in property and equipment as of:

                                      September 30,   September 30,
                                           1996            1995
                                      --------------  --------------
          Cost                             $ 75,949         $18,068

          Accumulated depreciation          (23,450)         (1,506)
                                           --------         -------

               Net Book Value              $ 52,499         $16,562
                                           ========         =======

     The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments are as follows:

     Year ending September 30,
     -------------------------
          1997                                             $39,927
          1998                                              30,356
          1999                                               3,469

                                                            73,752

          Less amount representing interest                 15,103
                                                           -------

                                                            58,649

          Less current portion of capital lease             28,553
                                                           -------

                                                           $30,096
                                                           =======

                         EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


J.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental disclosures of cash flow information are summarized as follows:

                                                      Years ended September 30,
                                                      -------------------------
                                                          1996         1995
                                                      ------------  -----------
     Cash paid for interest and income taxes:
        Interest                                          $ 52,232      $ 2,164
        Income taxes                                      $      -      $     -

     Noncash investing and financing activities:
        Capital lease obligations incurred                $ 57,881      $18,068

        Common stock issued for land                      $800,000      $33,000

        Common stock issued for related party
           payable                                        $232,018      $     -

K.   CAPITAL STOCK:

     The Company amended its Articles of Incorporation on May 21, 1996, which authorized the issuance of 35,000,000 shares of capital stock; 30,000,000 shares are no par value common stock and 5,000,000 shares are preferred stock. The preferred stock may be divided into and issued in one or more series. As of September 30, 1996 there were no shares of preferred stock issued or outstanding.

     On September 27, 1996 the Company effectuated a one for four (1:4) reverse stock split. The effect of this event has been retroactively applied for financial statement presentation on the statement of stockholders' equity (deficit).

L.   STOCK OPTION, SAR AND STOCK BONUS PLAN:

     On April 29, 1996 the Board of Directors approved the "EMB Corporation 1996 Stock Option, SAR and Stock Bonus Plan." Options and SAR's may be granted to employees and independent consultants. No options and SAR's shall be exercisable within six months from date of grant or more than ten years after date of grant. The option price of stock options shall in no event be less than 85%, and for incentive stock options shall in no event be less than 100% of the "fair market value" of the stock on the date of grant.

     The Company has reserved a total of 250,000 shares of common stock for issuances under the plan. As of September 30, 1996 no shares have been granted under the plan.

                         EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


M.   WARRANTS:

     As of September 30, 1996 there are 108,750 outstanding warrants to purchase 108,750 shares of no par value common stock at $2.00- $3.00 per share. No warrants have been exercised as of September 30, 1996.

N.   MAJOR CUSTOMER:

     A major source of revenue for the Company is derived from the resale of retail mortgage loans to a single national mortgage lender. The loss of this business would have a material effect on the Company.

O.   SUBSEQUENT EVENT:

     On December 30, 1996 the Company sold the Monterey land (which has been held for sale) to an unrelated third-party for $4,000,000. The Company received $800,000 cash and a note receivable for $3,200,000. The note receivable is secured by the property, bears interest at 12% per annum, and calls for ten equal annual installments of principal and interest of $422,867 commencing December 30, 1997, with the balance due on December 30, 2006.