Form 10QSB
period 1996-12-31
EMB CORP
filed 1997-02-14
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

     [ ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ________________


     COMMISSION FILE NUMBER:  1-11883

                                EMB CORPORATION
                                ---------------
                       (NAME OF SMALL BUSINESS ISSUER AS
                           SPECIFIED IN ITS CHARTER)


            HAWAII                                       95-3811580
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)



         575 ANTON BOULEVARD, SUITE 200, COSTA MESA, CALIFORNIA  92626
         -------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (714) 437-0715
                          --------------------------
                          (ISSUER'S TELEPHONE NUMBER)

                                NOT APPLICABLE
      ------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X    NO
    ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF
SECURITIES UNDER A PLAN CONFIRMED BY COURT.  YES     NO
                                                ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 6,190,267

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES      NO X
                                                                    ---     ---

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

         EMB CORPORATION AND SUBSIDIARY -- CONSOLIDATED BALANCE SHEETS

ASSETS                                                               December 31,
                                                                         1996       September 30,
CURRENT ASSETS                                                       (Unaudited)         1996
                                                                    --------------  --------------
     Cash                                                            $    836,035    $        395
     Accounts receivable (no allowance deemed necessary)                   30,407          14,582
     Inventory, net                                                        31,880          35,324
     Note receivable                                                           --          14,000
     Mortgage loans receivable                                          1,825,650              --
                                                                     ------------    ------------
          TOTAL CURRENT ASSETS                                          2,723,972          64,301
PROPERTY AND EQUIPMENT, net                                               150,193         149,363
RELATED PARTY RECEIVABLE                                                  132,521         129,687
NOTE RECEIVABLE                                                         3,200,000              --
LAND HELD FOR SALE                                                         43,000         843,000
OTHER ASSETS                                                                9,129           4,128
                                                                     ------------    ------------
                                                                     $  6,258,815    $  1,190,479
                                                                     ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                $    274,307    $    195,374
     Bank overdrafts                                                           --          27,177
     Accrued expenses                                                      87,488          48,886
     Line of credit                                                     1,825,650              --
     Notes payable-current portion                                        343,526         293,793
     Capital lease obligations-current portion                             28,828          28,563
                                                                     ------------    ------------
          TOTAL CURRENT LIABILITIES                                     2,559,799         593,783
NOTES PAYABLE, net of current portion                                      84,997          65,000
CAPITAL LEASE OBLIGATIONS, (net of current portion)                        23,123          30,096
                                                                     ------------    ------------
          TOTAL LIABILITIES                                             2,667,919         688,879
SHAREHOLDERS' EQUITY
     Common stock, no par value, 30,000,000 shares authorized;
       6,190,267 and 5,311,817 shares issued and outstanding,
       respectively                                                     5,334,879       3,910,391
     Preferred stock, no par value, 5,000,000 shares authorized,
       no shares issued or outstanding                                         --              --
     Common stock subscribed                                             (187,875)       (200,000)
     Retained deficit                                                  (1,556,108)     (3,208,791)
                                                                     ------------    ------------
          TOTAL SHAREHOLDERS' EQUITY                                    3,590,896         501,600
                                                                     ------------    ------------
                                                                     $  6,258,815    $  1,190,479
                                                                     ============    ============


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                      1996           1995
                                                 --------------  -------------
REVENUES
     Mortgage loan revenue                        $    340,443    $   103,779
     Product sales                                       8,934             --
                                                  ------------    -----------
          TOTAL REVENUES                               349,377        103,779

COST OF SALES                                            7,872             --
                                                  ------------    -----------

     Gross profit                                      341,505        103,779

OPERATING EXPENSES
     General and administrative                      1,859,549        417,641
     Depreciation                                        6,853          1,500
                                                  ------------    -----------
          TOTAL OPERATING EXPENSES                   1,866,402        419,141
                                                  ------------    -----------

LOSS FROM OPERATIONS                                (1,524,897)      (315,362)

OTHER INCOME (EXPENSES)
     Interest expense                                  (21,620)        (3,920)
     Gain on land sale                               3,200,000             --
                                                  ------------    -----------
          TOTAL OTHER INCOME (EXPENSE)               3,178,380         (3,920)
                                                  ------------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    1,653,483       (319,282)
     Income taxes                                          800            800
                                                  ------------    -----------

NET INCOME (LOSS)                                 $  1,652,683    $  (320,082)
                                                  ============    ===========

NET INCOME (LOSS) PER COMMON SHARE                $        .30    $      (.15)
                                                  ============    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        5,433,603      2,108,949
                                                  ============    ===========


                        EMB CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                  (Unaudited)

                                       Common Stock         Preferred Stock      Stock                         Total
                                 -----------------------   -----------------  Subscription     Retained    Shareholders'
                                   Shares       Amounts    Shares    Amounts   Receivable       Deficit        Equity
                                 ---------    ----------   ------    -------  ------------   ------------  -------------
Balance, September 30, 1996      5,311,817    $3,910,391        -     $    -    $(200,000)    $(3,208,791)    $  501,600

  Proceeds from sale of shares      77,500       192,500        -          -            -               -        192,500

  Shares issued for services       764,825     1,159,738        -          -            -               -      1,159,738

  Shares issued for note
   receivable                       36,125       112,875        -          -      (112,875)             -              -

  Payments on note receivable            -             -        -          -       125,000              -        125,000

  Net income                             -             -        -          -             -      1,652,683      1,652,683
                                 ---------    ----------   ------     ------     ---------    -----------     ----------
Balance, December 31, 1996       6,190,267    $5,334,879        -     $    -     $(187,875)   $(1,556,108)    $3,590,896
                                 =========    ==========   ======     ======     =========    ===========     ==========

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Three months ended
                                                                December 31,
                                                        ----------------------------
                                                             1996           1995
                                                        --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                   $  1,652,683    $ (320,082)
     Adjustments to reconcile net income to net cash
       used in operating activities:
        Common stock issued for services                    1,159,738       116,307
        Gain on sale of land                               (3,200,000)           --
        Depreciation                                            6,853         1,500
        Changes in operating assets and liabilities:
           (Increase) decrease in:
              Accounts receivable                             (15,825)       (1,081)
              Mortgage loans receivable                    (1,825,650)           --
              Inventory                                         3,444            --
              Net receivable                                   14,000            --
              Prepaid expenses and other assets                (5,001)           --
           Increase in:
              Accounts payable                                 51,756         7,078
              Accrued expenses                                 38,602        66,961
              Line of credit                                1,825,650            --
                                                         ------------    ----------

NET CASH USED IN OPERATING ACTIVITIES                        (293,750)     (129,317)
                                                         ------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                       (7,683)       (3,103)
     Proceeds from sale of land                               800,000            --
     Loans made on related party receivable                    (2,834)      (11,931)
                                                         ------------    ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           789,483       (15,034)
                                                         ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of notes payable                   54,000        18,490
     Payments under capital lease obligations                  (6,698)           --
     Payments on borrowings                                   (24,895)           --
     Payments on common stock subscribed                      125,000            --
     Sale of common stock                                     192,500       100,000
                                                         ------------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     339,907       118,490
                                                         ------------    ----------

NET INCREASE (DECREASE) IN CASH                               835,640       (25,861)

CASH, BEGINNING OF PERIOD                                         395        26,071
                                                         ------------    ----------

CASH, END OF PERIOD                                      $    836,035    $      210
                                                         ============    ==========


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of EMB Corporation and Subsidiary as of December 31, 1996 and the result of their operations and their cash flows for the three months ended December 31, 1996 and 1995, respectively. The financial statements are consolidated to include the accounts of EMB Corporation and its subsidiary company (together "the Company").

     Certain 1995 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as stated in its report on Form 10-K for the fiscal year ended September 30, 1996.

NOTE 2.   INCOME (LOSS) PER COMMON SHARE:

     Income (loss) per common share is based on the weighted average number of common shares outstanding during the period. No material dilution of earnings per share would result for the periods if it were assumed that all outstanding warrants were exercised.

     The income (loss) per common share computations, and the weighted average common shares outstanding, for the three month period ended December 31, 1995, were adjusted to reflect the effects of the 4:1 reverse stock split effected fiscal 1996.

NOTE 3.   MATERIAL EVENT:

     On December 30, 1996 the Company sold the Monterey land (which had been held for sale) to an unrelated third-party for $4,000,000. The Company received $800,000 cash and a note receivable for $3,200,000. The note receivable is secured by the property, bears interest at 12% per annum, and calls for nine annual installments of principal and interest of $422,867 commencing December 30, 1997, with the balance due on December 30, 2006.

NOTE 4.   SIGNIFICANT AGREEMENT:

     The Company entered into an agreement with a national lender whereby the lender has extended a $3,000,000 warehouse line of credit to the Company solely for the purpose of funding residential mortgage loans.
     Additionally, the lender has executed a master commitment to purchase $50,000,000 of jumbo and conforming residential mortgages from the Company, with an option to an additional $50,000,000 commitment.

Item 2.   Management's Discussion and Analysis or Plan of Operations.

          The following discussion is intended to assist in an understanding of the Company's financial position as of December 31, 1996 and December 31, 1995 and the results of its operations for the periods then ended.

          General.  The Company, formerly called "Pacific International, Inc.",
          -------
a Hawaii corporation, was incorporated in 1960, and was originally organized to acquire and manage developed and undeveloped real estate. However, the Company had not conducted significant operations for a number of years until it agreed to acquire substantially all of the assets and assume certain liabilities of Sterling Alliance Group, Ltd. ("SAG") in December, 1995. Subsequently, the Company changed its name to EMB Corporation to reflect the change in the purpose and nature of its business. For accounting purposes, this was treated as a recapitalization of SAG, with the historical financial information prior to merger being that of SAG.

          There are two primary segments of the mortgage business in which the activities of the Company will be concentrated, the origination and processing of residential mortgage loans on a retail basis using a system which the Company calls Mortgage Approval Xpress, and from the financing of loans both on a retail basis for loans originated by the Company, and on a wholesale basis for loans originated by mortgage brokers. Mortgages funded by the Company may be held for investment, sold to third parties, or securitized and issued as mortgage backed securities.

          Historically, the Company has used capital contributions and loans from various individuals to fund its operations. To this point, the Company has not had adequate funds to actually fund mortgages on its own behalf, except through a warehouse line from Imperial Warehouse Lending Group, Inc.

          Management believes its unique approach to originating and processing residential mortgage loans through the use of its MortgageShare software distinguishes it from other companies in the industry.

          There are no assurances that the Company will be able to obtain a profitable level of operations.

          Results of Operations.  The following table sets forth certain
          ---------------------
operating information of the Company for the three months ended December 31, 1996 and 1995 (unaudited):

                                      THREE MONTHS ENDED  THREE MONTHS ENDED
                                      DECEMBER 31, 1996    DECEMBER 31, 1995
                                      ------------------  -------------------
Revenues from processing
  mortgages and product sales.......      $  340,443           $  103,779

General and administrative expense..      $1,859,549           $  417,641

Depreciation........................      $    6,853           $    1,500

Net Profit (Loss)...................      $1,652,683           $ (320,082)

          Capital Expenditures, Capital Resources and Liquidity.  The following
          -----------------------------------------------------
summary table presents comparative cash flows of the Company for the three months ended December 31, 1996 and 1995 (unaudited).

                                                       THREE MONTHS ENDED  THREE MONTHS ENDED
                                                       DECEMBER 31, 1996    DECEMBER 31, 1995
                                                       ------------------  -------------------
Net cash used in operating activities................        $293,750            $129,317

Net cash provided by (used in) investing activities..        $789,483            $(15,034)

Net cash provided by financing activities............        $339,907            $118,490

Three months ended December 31, 1996 compared with the three months ended
-------------------------------------------------------------------------
December 31, 1995
-----------------

          Revenues.  Revenues increased 237% to $349,377 in the first quarter
          --------
ended December 31, 1996 from $103,779 in 1995. Revenues were generated from the loan process segment, product sales and the sale of real property ($4,000,000).

          General and Administrative Expenses.  General and administrative
          -----------------------------------
expenses increased 345% to $1,859,549 in the three month period ended December 31, 1996, from $417,641 in 1995. This increase can be attributable to stock issued for services of $1,159,738 and increased activity in the loan processing segment of the business.

          Depreciation.  Depreciation increased 357% to $6,853 in the three
          ------------
month period ended December 31, 1996 from $1,500 in 1995 due to the acquisition of additional computer equipment.

          Net Loss from Operations.  The net loss from operations increased 384%
          ------------------------
to $1,524,897 in the three month period ended December 31, 1996, as compared with a loss of $315,362 in 1995 due primarily to the stock issued for services during the three month period ended December 31, 1996.

          Capital expenditures.  The Company has incurred capital expenditures
          --------------------
for equipment and office furniture used in its loan process service. Capital expenditures during the fiscal quarter ended December 31, 1996 and 1995 totaled $7,683 and $3,103 respectively.

          The Company intends to finance any future capital expenditures by utilizing capital lease arrangements with various leasing companies.

          Capital resources.  The Company's capital resources have been provided
          -----------------
by capital contributions, loans, and the sale of real property. The Company intends to raise capital through an offering of its common stock and warrants which will be used to purchase additional computers and related equipment, to further develop its software, to expand its marketing activities, and to provide additional working capital to fund future operations.

          Liquidity.  Since October 1, 1996, the Company has increased its
          ---------
liquidity through the sale of its Common Stock and warrants in an offering made under Regulation D under the Securities Act of 1933, as amended, and by the sale of real property. The

Company has further extended its liquidity for its mortgage lending operations through its warehouse line of credit to $3,000,000 with Imperial Warehouse Lending Group, Inc., a division of Imperial Credit Industries, Inc.

          The Company has increased the amount of its outstanding indebtedness during the fiscal quarter ended December 31, 1996 by approximately $70,000. An undeveloped property continues to be subject to a deed of trust in the amount of $65,000.

          As of December 31, 1996, the Company has notes payable to unrelated parties in the total amount of approximately $428,500, including the $65,000 deed of trust amount on its undeveloped land. The Company believes that this remaining indebtedness will be paid primarily from its cash flow from operations and from the sale of additional shares of its Common Stock.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     There are no known pending or threatened legal proceedings to which the Registrant is, or likely to be, a party or of which any of its assets are or are likely to be subject.

Item 2.   Changes in Securities

     During the fiscal quarter ended December 31, 1996, the Registrant offered and sold 113,625 shares of common stock in reliance upon Regulation D under the Securities Act of 1933 (the "Act"), and issued warrants to purchase 50,000 shares of common stock exercisable during a term of two years at prices ranging from $2.00 to $3.00 per share. Additionally, the Company issued 739,825 and 25,000 shares under Section 4(2) of the Act and Rule 701, respectively.

Item 3.   Defaults upon Senior Securities

     The Registrant has only one class of its securities that is issued and outstanding which is its common stock, no par value.

     The Registrant has an authorized class of preferred stock, however, no shares of preferred stock are issued or outstanding.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.   Other Information.

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
          --------

          Exhibit 27- Financial Data Schedule

     (b)  Reports on Form 8-K.
          -------------------

          No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1996.

          However, the Registrant filed a report on Form 8-K on January 9, 1997 regarding the sale of its real property in Monterey, California, for $4,000,000 to Holdfast Holdings, Ltd. The purchase price of $4,000,000 was paid by the payment of an $800,000 down payment and an installment land contract for $3,200,000 with annual payments amortized over 20 years, due and payable in 10 years. The effective date of the sale was December 30, 1996.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EMB CORPORATION



Date:  February 14, 1997    By: /s/ James E. Shipley
                               ------------------------------------------------
                               James E. Shipley, President


Date:  February 14, 1997    By: /s/ B. Joe Wimer
                               ------------------------------------------------
                               B. Joe Wimer, Secretary, Treasurer and Principal
                                Financial Officer