Form 10QSB/A
period 1996-12-31
EMB CORP
filed 1997-03-12
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

     [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

     [  ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ______________ TO ________________


     COMMISSION FILE NUMBER:  1-11883

                                EMB CORPORATION
                       ---------------------------------
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

                                   NOT APPLICABLE
   --------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

          CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X    NO
   ----     ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE
DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY COURT.  YES ___   NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 6,190,267

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
YES      NO  X
   ----    ----

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

         EMB CORPORATION AND SUBSIDIARY -- CONSOLIDATED BALANCE SHEETS

        ASSETS                                                      December 31,   September 30,
                                                                       1996            1996
CURRENT ASSETS                                                    --------------  --------------
    Cash                                                            $    836,035    $        395
    Accounts receivable (no allowance deemed necessary)                   30,407          14,582
    Inventory, net                                                        31,880          35,324
    Note receivable                                                           --          14,000
    Mortgage loans receivable                                          1,825,650              --
                                                                      ----------      ----------
        TOTAL CURRENT ASSETS                                           2,723,972          64,301
PROPERTY AND EQUIPMENT, net                                              150,193         149,363
RELATED PARTY RECEIVABLE                                                 140,446         129,687
NOTE RECEIVABLE (NOTE 3)                                               3,200,000              --
LAND HELD FOR SALE                                                        43,000         843,000
OTHER ASSETS                                                               9,129           4,128
                                                                      ----------      ----------
                                                                    $  6,266,740    $  1,190,479
                                                                      ==========      ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                $    274,307    $    195,374
    Bank overdrafts                                                           --          27,177
    Accrued expenses                                                      88,288          48,886
    Line of credit                                                     1,825,650              --
    Notes payable-current portion                                        343,526         293,793
    Capital lease obligations-current portion                             28,828          28,553
                                                                      ----------      ----------
        TOTAL CURRENT LIABILITIES                                      2,560,599         593,783
NOTES PAYABLE, net of current portion                                     84,997          65,000
CAPITAL LEASE OBLIGATIONS, (net of current portion)                       23,123          30,096
DEFERRED GAIN (NOTE 3)                                                 2,560,000              --
                                                                      ----------      ----------
        TOTAL LIABILITIES                                              2,667,919         688,879
SHAREHOLDERS' EQUITY
    Preferred stock, no par value, 5,000,000 shares authorized,
      no shares issued or outstanding                                         --              --
    Common stock, no par value, 30,000,000 shares authorized;
      6,190,267 and 5,311,817 shares issued and outstanding,
      respectively                                                     4,712,641       3,910,391
    Common stock subscribed                                             (187,875)       (200,000)
    Retained deficit                                                  (3,486,745)     (3,208,791)
                                                                      ----------      ----------
        TOTAL SHAREHOLDERS' EQUITY                                     1,038,021         501,600
                                                                      ----------      ----------
                                                                    $  6,266,740    $  1,190,479
                                                                      ==========      ==========


                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three months ended
                                                             December 31,
                                                     ----------------------------
                                                         1996           1995
                                                     -------------  -------------
                                                                     (unaudited)
REVENUES
    Mortgage loan revenue                             $   340,433    $   103,779
    Product sales                                           8,934             --
                                                        ---------      ---------
        TOTAL REVENUES                                    349,367        103,779

COST OF SALES                                               7,872             --
                                                        ---------      ---------

    Gross profit                                          341,495        103,779

OPERATING EXPENSES
    General and administrative                          1,238,223        417,641
    Depreciation                                            6,853          1,500
                                                        ---------      ---------
        TOTAL OPERATING EXPENSES                        1,245,076        419,141
                                                        ---------      ---------

LOSS FROM OPERATIONS                                     (903,581)      (315,362)

OTHER INCOME (EXPENSES)
    Interest expense                                      (12,773)        (3,920)
    Gain on land sale                                     640,000             --
                                                        ---------      ---------
        TOTAL OTHER INCOME (EXPENSE)                      627,227         (3,920)
                                                        ---------      ---------

LOSS BEFORE INCOME TAXES                                 (276,354)      (319,282)
    Income taxes                                            1,600            800
                                                        ---------      ---------

NET LOSS                                              $  (277,954)   $  (320,082)
                                                        =========      =========

NET LOSS PER COMMON SHARE                             $      (.05)   $      (.15)
                                                        =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           5,406,549      2,108,949
                                                        =========      =========


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three months ended
                                                              December 31,
                                                       -------------------------
                                                           1996         1995
                                                       ------------  -----------
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $  (277,954)   $(320,082)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Common stock issued for services                   537,500      116,307
        Gain on sale of land                              (640,000)          --
        Depreciation                                         6,853        1,500
        Changes in operating assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                        (15,825)      (1,081)
                Mortgage loans receivable               (1,825,650)          --
                Inventory                                    3,444           --
                Net receivable                              14,000           --
                Prepaid expenses and other assets           (5,001)          --
            Increase in:
                Accounts payable                            51,756        7,078
                Accrued expenses                            39,402       66,961
                Line of credit                           1,825,650           --
                                                       -----------    ---------

NET CASH USED IN OPERATING ACTIVITIES                     (285,825)    (129,317)
                                                       -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                     (7,683)      (3,103)
    Proceeds from sale of land                             800,000           --
    Loans made on related party receivable                 (10,759)     (11,931)
                                                       -----------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        781,558      (15,034)
                                                       -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes payable                 54,000       18,490
    Payments under capital lease obligations                (6,698)          --
    Payments on borrowings                                 (24,895)          --
    Payments on common stock subscribed                    125,000           --
    Sale of common stock                                   192,500      100,000
                                                       -----------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  339,907      118,490
                                                       -----------    ---------

NET INCREASE (DECREASE) IN CASH                            835,640      (25,861)

CASH, BEGINNING OF PERIOD                                      395       26,071
                                                       -----------    ---------

CASH, END OF PERIOD                                    $   836,035    $     210
                                                       ===========    =========


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended September 30, 1996.

NOTE 2.  INCOME (LOSS) PER COMMON SHARE:

        Income (loss) per common share is based on the weighted average number of common shares outstanding during the period. No material dilution of earnings per share would result for the periods if it were assumed that all outstanding warrants were exercised.

        The income (loss) per common share computations, and the weighted average common shares outstanding, for the three month period ended December 31, 1995, were adjusted to reflect the effects of the 4:1 reverse stock split effected during fiscal 1996.

NOTE 3.  MATERIAL EVENT:

        On December 30, 1996 the Company sold its Monterey, California, land (which had been held for sale) to an unrelated third-party for $4,000,000. The Company received $800,000 cash and a note receivable for $3,200,000. The note receivable is secured by the property, bears interest at 12% per annum, and calls for nine annual installments of principal and interest of $422,867 commencing December 30, 1997, with the balance due on December 30, 2006. This transaction was accounted for consistent with Statement of Financial Accounting Standards No. 66, and applied the installment method for recognition of gain on the sale.

NOTE 4.  SIGNIFICANT AGREEMENT:

        The Company entered into an agreement with a national lender whereby the lender has extended a $3,000,000 warehouse line of credit to the Company solely for the purpose of funding residential mortgage loans. Additionally, the lender has executed a master commitment to purchase $50,000,000 of jumbo and conforming residential mortgages from the Company, with an option for an additional $50,000,000 commitment.

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

          Results of Operations.  The following table sets forth certain
          ---------------------
operating information of the Company for the three months ended December 31, 1996, and 1995 (unaudited):

                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                       DECEMBER 31, 1996    DECEMBER 31, 1995
                                      -------------------  -------------------
Revenues from processing
  mortgages and product sales.......    $      340,433        $     103,779
General and administrative expense..    $    1,238,223        $     417,641
Depreciation........................    $        6,853        $       1,500
Net Profit (Loss)...................    $     (277,954)       $    (320,082)


          Capital Expenditures, Capital Resources and Liquidity.  The following
          -----------------------------------------------------
summary table presents comparative cash flows of the Company for the three months ended December 31, 1996, and 1995 (unaudited).

                                                       THREE MONTHS ENDED  THREE MONTHS ENDED
                                                       DECEMBER 31, 1996    DECEMBER 31, 1995
                                                       ------------------  -------------------
Net cash used in operating activities................     $     285,825       $     129,317
Net cash provided by (used in) investing activities..     $     781,558       $     (15,034)
Net cash provided by financing activities............     $     339,907       $     118,490

Three months ended December 31, 1996 compared with the three months ended
-------------------------------------------------------------------------
December 31, 1995
-----------------

          Revenues.  Revenues increased 237% to $349,367 in the first quarter
          --------
ended December 31, 1996 from $103,779 in 1995. Revenues were generated from the loan processing and funding segment, product sales and the sale of real property.

          General and Administrative Expenses.  General and administrative
          -----------------------------------
expenses increased 337% to $1,238,223 in the three month period ended December 31, 1996, from $417,641 in 1995. This increase can be attributable to stock issued for services of $537,500 and increased activity in the loan processing segment of the business.

          Depreciation.  Depreciation increased 357% to $6,853 in the three
          ------------
month period ended December 31, 1996 from $1,500 in 1995 due to the acquisition of additional computer equipment.

          Net Loss from Operations.  The net loss from operations increased 349%
          ------------------------
to $903,581 in the three month period ended December 31, 1996, as compared with a loss of $315,362 in 1995 due primarily to the stock issued for services during the three month period ended December 31, 1996.

          Capital expenditures.  The Company has incurred capital expenditures
          --------------------
for equipment and office furniture used in its loan process service. Capital expenditures during the fiscal quarter ended December 31, 1996 and 1995 totaled $7,683 and $3,103 respectively.

          The Company intends to finance future capital expenditures by utilizing capital lease arrangements with various leasing companies.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     The Registrant has scheduled an annual meeting of shareholders to be held on March 21, 1997, at 3:30 p.m. (local time) at the Wyndham Garden Hotel, 3350 Avenue of the Arts, Costa Mesa, California.

Item 5.   Other Information.

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
          --------

          Exhibit 27 - Financial Data Schedule

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

                         EMB CORPORATION



Date: March 11, 1997     By:
                            --------------------------------------------------
                              James E. Shipley, President


Date: March 11, 1997     By:
                            --------------------------------------------------
                              B. Joe Wimer, Secretary, Treasurer and Principal
                                Financial Officer