Form 10QSB
period 1997-03-31
EMB CORP
filed 1997-05-22
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

     [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________


     Commission File Number:  1-11883

                                EMB CORPORATION
                                ---------------
                       (Name of small business issuer as
                           specified in its charter)

             HAWAII                                       95-3811580
---------------------------------                         ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


       3200 BRISTOL STREET, EIGHTH FLOOR, COSTA MESA, CALIFORNIA  92626
       ----------------------------------------------------------------
                   (Address of principal executive offices)

                                (714) 437-0738
                          --------------------------
                          (Issuer's telephone number)

         575 ANTON BOULEVARD, SUITE 200, COSTA MESA, CALIFORNIA 92626
  --------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes  X    No
                                                                        ---  ---


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes     No
                                                 ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 6,161,551

     Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                     ---     ---

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         EMB Corporation and Subsidiary -- Consolidated Balance Sheets

        ASSETS                                                               As of          As of
                                                                         March 31, 1997  September 30,
CURRENT ASSETS                                                            (Unaudited)        1996
                                                                         --------------  ------------

  Cash                                                                     $   129,645   $       395
  Accounts receivable (no allowance deemed necessary)                           17,958        14,582
  Inventory, net                                                                31,880        35,324
  Notes receivable                                                             100,000        14,000
  Mortgage loans receivable                                                  3,105,625             -
                                                                           -----------   -----------

    TOTAL CURRENT ASSETS                                                     3,385,108        64,301

PROPERTY AND EQUIPMENT, net                                                    175,182       149,363

RELATED PARTY RECEIVABLE                                                         1,258       129,687

NOTE RECEIVABLE                                                              3,200,000             -

LAND HELD FOR SALE                                                              43,000       843,000

OTHER ASSETS                                                                   507,629         4,128
                                                                           -----------   -----------

                                                                           $ 7,312,177   $ 1,190,479
                                                                           ===========   ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                         $   213,393   $   195,374
  Bank overdrafts                                                                    -        27,177
  Accrued expenses                                                              41,637        48,886
  Line of credit                                                             3,105,625             -
  Notes payable - current portion                                              246,293       293,793
  Capital lease obligations - current portion                                   14,161        28,553
                                                                           -----------   -----------

    TOTAL CURRENT LIABILITIES                                                3,621,109       593,783

NOTES PAYABLE, net of current portion                                           22,770        65,000

CAPITAL LEASE OBLIGATIONS, net of current portion                               28,000        30,096

DEFERRED GAIN                                                                2,560,000             -
                                                                           -----------   -----------

    TOTAL LIABILITIES                                                      $ 6,231,879   $   688,879
                                                                           -----------   -----------

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000,000 shares authorized, no shares
   issued or outstanding                                                  $         -   $         -
  Common stock, no par value, 30,000,000 shares
   authorized; 5,806,692 and 5,311,817 shares issued
   and outstanding, respectively                                             4,748,579     3,910,391
  Common stock subscribed                                                     (187,875)     (200,000)
  Retained deficit                                                          (3,480,406)   (3,208,791)
                                                                           -----------   -----------

    TOTAL SHAREHOLDERS' EQUITY                                               1,080,298       501,600
                                                                           -----------   -----------

                                                                           $ 7,312,177   $ 1,190,479
                                                                           ===========   ===========

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the six months         For the three months
                                                 ended March 31,            ended March  31,
                                               -------------------        --------------------
                                             1997            1996            1997           1996
                                        -------------   -------------   -------------  --------------
REVENUES
  Mortgage loan revenues                   $1,318,741      $  121,907      $  978,309      $   18,129
  Product sales                                 9,210                             276               -
                                           ----------      ----------      ----------      ----------

    TOTAL REVENUES                          1,327,951            121,907      978,585          18,129

COST OF SALES                                   7,872                  -            -               -
                                           ----------         ----------   ----------      ----------

  Gross profit                              1,320,079            121,907      978,585          18,129

OPERATING EXPENSES
  General and administrative                2,200,140            805,230      961,151         376,790
  Depreciation                                 11,853             12,263        5,000          10,763
                                           ----------         ----------   ----------      ----------

    TOTAL OPERATING EXPENSES                2,211,993            817,493      966,151         387,553
                                           ----------         ----------   ----------      ----------

INCOME (LOSS) FROM OPERATIONS                (891,914)          (695,586)      12,434        (369,424)

OTHER INCOME (EXPENSES)
  Interest expense                            (18,101)           (24,055)      (6,095)        (20,135)
  Gain on land sale                           640,000                  -            -               -
                                           ----------         ----------   ----------      ----------

    TOTAL OTHER INCOME (EXPENSE)              621,899            (24,055)      (6,095)        (20,135)
                                           ----------         ----------   ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES            (270,015)          (719,641)       6,339        (389,559)
  Income taxes                                  1,600                800            -             800
                                           ----------         ----------   ----------      ----------

NET INCOME (LOSS)                          $ (271,615)        $ (720,441)  $    6.339      $ (390,359)
                                           ==========         ==========   ==========      ==========

NET INCOME (LOSS) PER COMMON SHARE         $     (.05)        $     (.23)  $        -      $     (.09)
                                           ==========         ==========   ==========      ==========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                 5,605,527          3,128,199    5,806,692       4,158,650
                                           ==========         ==========   ==========      ==========


           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                                                        Total
                                     Common Stock              Preferred Stock            Stock                      Shareholders'
                               ------------------------    ------------------------    Subscription     Retained        Equity
                                 Shares        Amounts       Shares        Amount       Receivable       Deficit      (Deficit)
                               ---------     ----------    ----------    ----------    -------------   -----------   -----------

BALANCE, SEPTEMBER 30, 1995    1,644,350     $  345,250             -    $        -    $           -   $  (565,593)  $  (220,343)

Proceeds from sale of
 shares                          412,707      1,017,914             -             -               -              -     1,017,914

Shares issued for services       836,389      1,279,460             -             -               -              -     1,279,460

Shares issued to founders
 for services                    893,712         35,749             -             -               -              -        35,749

Shares issued for Monterey
 land                            200,000        800,000             -             -               -              -       800,000

Shares issued for note
 receivable                       50,000        200,000             -             -        (200,000)             -             -

Shares issued for debt           116,009        232,018             -             -               -              -       232,018

Shares issued for net
 assets of Pacific
 International, Inc.           1,158,650              -             -             -               -              -             -

Net loss                               -              -             -             -               -     (2,643,198)   (2,643,198)
                               ---------     ----------    ----------    ----------    ------------    -----------   -----------

BALANCE, SEPTEMBER 30, 1996    5,311,817     $3,910,391             -    $        -    $   (200,000)   $(3,208,791)  $   501,600

Proceeds from sale of
 shares                           50,000        137,500             -             -               -              -       137,500

Proceeds from exercise of
 warrants                         27,500         55,000             -             -               -              -        55,000

Shares issued for services       350,000        537,500             -             -               -              -       537,500

Warrants exercised for
 note receivable                  36,125         72,250             -             -        (112,875)             -       (40,625)

Payments on note receivable            -              -             -             -         125,000              -       125,000

Net loss                               -              -             -             -               -       (277,954)     (277,954)
                               ---------     ----------    ----------    ----------    ------------    -----------   -----------

BALANCE, DECEMBER 31, 1996     5,775,442     $4,712,641             -    $        -    $   (187,875)   $(3,486,745)  $ 1,038,021
                               ---------     ----------  ------------    ----------    ------------    -----------   -----------

Warrants exercised                31,250         35,938             -             -               -              -        35,938

Net income                             -              -             -             -               -          6,339         6,339
                               ---------     ----------  ------------    ----------    ------------    -----------   -----------

BALANCE, MARCH 31, 1997        5,806,692     $4,748,579             -    $        -    $   (187,875)   $(3,480,406)  $ 1,080,298
                               =========     ==========  ============    ==========    ============    ===========   ===========

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six months   Six months
                                                          ended         ended
                                                        March 31,     March 31,
                                                           1997         1996
                                                       ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $  (271,615)   $(720,441)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Common stock issued for services                        537,500      116,307
    Gain on sale of land                                   (640,000)           -
    Depreciation                                             11,853       12,263
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                  (3,376)     (21,613)
        Mortgage loans receivable                        (3,105,625)           -
        Inventory                                             3,444      (57,798)
        Note receivable                                     (86,000)           -
        Prepaid expenses and other assets                   503,501)           -
    Increase (decrease) in:
        Accounts payable                                     18,019       50,103
        Accrued expenses                                    (34,425)     109,925
        Line of credit                                    3,105,625            -
                                                       ------------  -----------

NET CASH USED IN OPERATING ACTIVITIES                      (968,101)    (511,254)
                                                       ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                        (37,673)    ( 37,199)
 Proceeds from sale of land                                 800,000            -
 Loans made on related party receivable                     128,429     (264,221)
                                                       ------------  -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         890,756     (301,420)
                                                       ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable                     54,000      698,958
 Payments under capital lease obligations                   (16,488)     (11,000)
 Proceeds from exercise of warrants                          35,938            -
 Payments on borrowings                                    (184,355)           -
 Payments on common stock subscribed                        125,000            -
 Sale of common stock                                       192,500      100,000
                                                       ------------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   206,595      787,958
                                                       ------------  -----------

NET INCREASE (DECREASE) IN CASH                             129,250      (24,716)

CASH, BEGINNING OF PERIOD                                       395       26,071
                                                       ------------  -----------

CASH, END OF PERIOD                                     $   129,645    $   1,355
                                                       ============  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION:

        In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of EMB Corporation and subsidiary as of March 31, 1997, and the results of their operations and their cash flows for the six months ended March 31, 1997 and 1996, respectively. The financial statements are consolidated to include the accounts of EMB Corporation and its subsidiary company (together "the Company").

        Certain 1996 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

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

        The income (loss) per common share computations, and the weighted average common shares outstanding, for the three month period ended March 31, 1996, were adjusted to reflect the effects of the 4:1 reverse stock split subsequently effected during fiscal 1996.

NOTE 3.   MATERIAL EVENT:

        On December 30, 1996, the Company sold its undeveloped Monterey, California land (which had been held for sale) to an unrelated third-party for $4,000,000. The Company received $800,000 cash and a note receivable for $3,200,000. The note receivable is secured by the property, bears interest at 12% per annum, and calls for nine annual installments of principal and interest of $422,867 commencing December 30, 1997, with the balanced due on December 30, 2006. This transaction was accounted for consistent with Statement of Financial Accounting Standards No. 66, and applied the installment method for recognition of gain on the sale.

NOTE 4.   SIGNIFICANT AGREEMENT:

        The Company entered into an agreement with a national lender whereby the lender has extended a $3,500,000 warehouse line of credit to the Company solely for the purpose of funding residential mortgage loans. Additionally, the lender has executed a master commitment to purchase $50,000,000 of jumbo and conforming residential mortgages from the Company, with an option for an additional $50,000,000 commitment.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

        The Company, formerly called "Pacific International, Inc.", a Hawaii corporation, was incorporated in 1960, and was originally organized to acquire and manage developed and undeveloped real estate. However, the Company had not conducted significant operations for a number of years until it agreed to acquire substantially all of the assets and assume certain liabilities of Sterling Alliance Group, Ltd. in December, 1995. Subsequently, the Company changed its name to EMB Corporation to reflect the change in the purpose and nature of its business. For accounting purposes, this was treated as a recapitalization of the Selling Stockholder, with the historical financial information prior to merger being that of the Selling Stockholder.

        The principal business of the Company is the origination and processing of residential mortgage loans using a service which the Company calls Video InteractiveMortgage Process ("VIP"). Mortgages originated and/or purchased by the Company have been resold primarily to ICI Funding Corporation, a division of Imperial Credit Industries, Inc.; although mortgages in the future may be held for investment, sold to third parties, or securitized and issued as mortgage backed securities. See "Capital Resources" and "Liquidity", below.

LOAN ORIGINATIONS AND PURCHASES

        The Company increased its mortgage loan volume from $10,436,740 during the three month period ended March 31, 1996, to $56,609,743 for the three month period ended March 31, 1997, representing an increase of 542%. Mortgage volume increased 728% to $101,789,905 during the six month period ended March 31, 1997, from $13,981,976 during the six month period ended March 31, 1996. This increase in mortgage loan volume appears to be continuing primarily due to the expansion of the Company's marketing activities.

RESULTS OF OPERATIONS

        The following table sets forth certain operating information regarding the Company:

                                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                     MARCH 31,                                MARCH 31,
                                             --------------------------             -----------------------------
                                                1997             1996                  1997                1996
                                             ---------        ---------             -----------        ----------
                                                   (unaudited)                               (unaudited)

Mortgage loan revenues.................      $ 978,309      $    18,129             $  1,318,741       $  121,907

Product sales revenues.................      $     276      $        --             $      9,210       $       --

General and administrative expenses....      $ 961,151      $   376,790             $  2,220,140       $  805,230

Depreciation...........................      $   5,000      $    10,763             $     11,853       $   12,263

Interest expense.......................      $(  6,095)     $(   20,135)            $(    18,101)      $(  24,055)

Gain on sale of land...................      $      --      $        --             $    640,000       $       --

Net income (loss)......................      $   6,339      $(  390,359)            $(   271,615)      $( 720,441)

Net income (loss) per share............      $      --      $      (.09)            $       (.05)      $     (.23)

Three months ended March 31, 1997 compared with three months ended March 31,
----------------------------------------------------------------------------
1996
----

        REVENUES. Mortgage loan revenues increased 5,396% to $978,309 in the three month period ended March 31, 1997, from $18,129 in 1996. Revenues were generated primarily from loan processing and resale of mortgage loans. No real estate was sold during either fiscal quarter. The increase in revenues was attributable to the expansion of the Company's marketing activities, and an increase in mortgage lending in California.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 255% to $961,151 in the three month period ended March 31, 1997 from $376,790 in 1996. This increase is principally attributable to increased activity in its mortgage loan processing business, an increase in employees, and the costs of establishing additional mortgage loan offices.

        DEPRECIATION. Depreciation decreased 46% to $5,000 in the three month period ended March 31, 1997, from $10,763 in the three months ended March 31, 1996.

        RESULTS OF OPERATIONS. Net income was $6,339 during the three month period ended March 31, 1997, as compared with a loss of $(390,359) during the same period of 1996, due primarily to the increase in mortgage loan revenues.

Six months ended March 31, 1997 compared with six months ended March 31, 1996
-----------------------------------------------------------------------------

        REVENUES. Revenues increased 1,089% in the six month period ended March 31, 1997, to $1,327,951 from $121,907 during the same period of 1996. This increase is attributable to the expansion and growth of the mortgage lending business of the Company.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 273% to $2,200,140 during the six month period ended March 31, 1997, from $805,230 in the same period of 1996, due to increases in the number of employees of the Company, compensation to consultants paid in Common Stock of the Company, and the opening of additional mortgage loan offices of the Company.

        DEPRECIATION. Depreciation decreased 3.3% to $11,853 in the six month period ended March 31, 1997, from $12,263 in the six month period ended March 31, 1996.

        NET LOSS FROM OPERATIONS. The net loss from operations increased 78% to $891,914 in the six month period ended March 31, 1997, from $695,586 in the six month period ended March 31, 1996. This increase was due primarily to the costs of expanding the marketing activities of the Company, including the establishment of additional mortgage loan offices in Florida, Nevada and Texas.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

     The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                                      SIX MONTHS ENDED
                                                                         MARCH 31,
                                                               ------------------------------
                                                                   1997            1996
                                                               -----------     -----------
   Net cash used in operating activities...................    $  (968,101)    $  (511,254)

   Net cash used in investing activities...................    $   890,756     $  (301,420)

   Net cash provided by financing activities...............    $   206,595     $   787,958

     CAPITAL EXPENDITURES. The Company has incurred capital expenditures for equipment and office furniture used in its mortgage loan business. Capital expenditures during the three month period ended March 31, 1997 and 1996 totaled $29,990 and $34,096, respectively. During the six month periods ended March 31, 1997 and 1996, capital expenditures totaled $37,673 and $37,199, respectively.

     LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by cash from operations, by the sale of its Common Stock and warrants and by short term loans.

     The Company intends to raise additional capital through an offering of its Common Stock and warrants to fund mortgage loans and to provide additional working capital to fund future operations, although no specific plans or commitments presently exist to pursue an offering of its securities.

     At March 31, 1997, the Company had current assets of $3,385,108 and current liabilities of $3,621,879, resulting in a working capital deficit of $(236,001), as compared to a working capital deficit of $(192,232) at March 31, 1996. Working capital decreased by $43,769.

     Net cash used in operating activities decreased to $(968,101) for the six months ended March 31, 1997, from $(511,254) for the six months ended March 31, 1996, or a difference of $456,847. The decrease in net cash used in operating activities was primarily attributable to the increase of other assets.

     The Company has recently completed the opening of four (4) regional offices, located in Las Vegas, Nevada; Houston, Texas; Daytona Beach, Florida and Ft. Lauderdale, Florida. The offices in Ft. Lauderdale and Las Vegas were acquired from James Financial Services Corp.

     The warehouse line of credit is available for the funding of loans which will be sold not only to ICI Funding Corporation, but also to other investors, including Resource Bancshares Mortgage Group. During the time period following funding of a loan, but prior to resale of the loan, the Company realizes either interest income or expense depending upon the note rate for the underlying mortgage vis a vis the interest rate on the warehouse line of credit, i.e., presently, prime + 1/2%.

     The Company has reduced the amount of its outstanding indebtedness during the six month period ended March 31, 1997. An undeveloped property continues to be subject to a deed of trust in the amount of $65,000. However, the notes to related parties payable of $407,528 at September 30, 1996, have been paid in full, and other notes have been reduced by cash payments of $90,250 and by issuance of 465,000 shares of the Common Stock of the Company, valued at $1.75 per share, to a noteholder.

     As of March 31, 1997, the Company has notes payable to unrelated parties in the total amount of approximately $269,063, including a $65,000 deed of trust amount on its undeveloped land. The Company believes that this remaining indebtedness will be paid primarily from its cash flow from operations.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     There are no known pending or threatened legal proceedings to which the Registrant is, or likely to be, a party or of which any of its assets are likely to be subject.

ITEM 2.   CHANGES IN SECURITIES

     Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     The Registrant has only one class of its securities that is issued and outstanding which is its Common Stock, no par value.

     The Registrant has an authorized class of preferred stock, however, no shares of preferred stock are issued or outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 21, 1997, the Registrant held its Annual Meeting of Shareholders. At that meeting the shareholders voted as follows:

     (a) Election of Directors

     Nominee                      Vote For        Vote Against      Abstain(1)
--------------------------------------------------------------------------------
     Joseph K. Brick              4,408,911           12,500          6,124
     Bruce J. Brosky              4,408,911           12,500          6,124
     Malcolm K. Crist             4,408,911           12,500          6,124
     Rory P. Hughes               4,408,646           12,765          6,124
     William V. Perry             4,408,911           12,500          6,124
     Ann L. Petersen              4,408,911           12,500          6,124
     Michael P. Roth              4,408,911           12,500          6,124
     James E. Shipley             4,408,521           12,890          6,124
     B. Joe Wimer                 4,408,646           12,765          6,124

--------------------
(1)  All abstentions were broker non-votes

     (b) Amendment to increase the member of authorized shares of Common Stock in the Registrant's 1996 Stock Option, SAR and Stock Bonus Plan to 1,250,000 shares:

               Vote For:            4,026,561
               Vote Against:           37,762
               Abstain/Non-Vote:      363,212

     (c)  Approval of Harlan & Boettger as Independent Accountants:

               Vote For:            4,412,473
               Vote Against:           13,500
               Abstain/Non-Vote:        1,562

ITEM 5.   OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.
          --------

          Exhibit 10(e) Master Commitment to Purchase Jumbo and Conforming Residential Mortgages dated January 1, 1997

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.
          -------------------

     On January 9, 1997, the Registrant filed a report on Form 8-K regarding the sale of its real property in Monterey County, California, for $4,000,000 to Holdfast Holdings, Ltd. The purchase price of $4,000,000 was paid by the payment of an $800,000 down payment and an installment land contract for $3,200,000 with annual payments amortized over 20 years, due and payable in 10 years. The effective date of the sale was December 30, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EMB CORPORATION



Date: May 21, 1997                  By: /s/ William V. Perry
                                       -----------------------------------------
                                        William V. Perry, Vice President


Date: May 21, 1997                  By: /s/ B. Joe Wimer
                                       -----------------------------------------
                                        B. Joe Wimer, Secretary, Treasurer and
                                             Principal Accounting Officer