Form 10QSB
period 1997-06-30
EMB CORP
filed 1997-08-14
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

     [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ________________

     COMMISSION FILE NUMBER:  1-11883

                                EMB CORPORATION
                                ---------------
                    (EXACT NAME OF SMALL BUSINESS ISSUER AS
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


                                NOT APPLICABLE
             ----------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

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

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 7,086,176

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES      NO  X
                                                                ---     ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         EMB Corporation and Subsidiary -- Consolidated Balance Sheets

        ASSETS                                                    As of              As of
                                                              June 30, 1997      September 30,
CURRENT ASETS                                                  (Unaudited)            1996
                                                              -------------      -------------
 Cash                                                          $    39,497        $      395
 Accounts receivable (no allowance deemed necessary)               292,099            14,582
 Inventory, net                                                     31,880            35,324
 Notes receivable                                                  656,218            14,000
 Mortgage loans receivable                                       5,848,050                 -
 Employee advances                                                 198,500
                                                               -----------        ----------

        TOTAL CURRENT ASSETS                                     7,066,244            64,301

PROPERTY AND EQUIPMENT, net                                        353,242           149,363

RELATED PARTY RECEIVABLE                                                 -           129,687

NOTE RECEIVABLE, LESS CURRENT PORTION                            3,161,134                 -

LAND HELD FOR SALE                                                  43,000           843,000

OTHER ASSETS                                                         9,129             4,128
                                                               -----------        ----------

                                                               $10,632,749        $1,190,479
                                                               ===========        ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                              $   484,893        $  195,374
 Bank overdrafts                                                         -            27,177
 Accrued expenses                                                    9,865            48,886
 Line of credit                                                  5,848,050                 -
 Notes payable - current portion                                   246,293           293,793
 Capital lease obligations - current portion                        14,161            28,553
                                                               -----------        ----------

        TOTAL CURRENT LIABILITIES                                6,603,262           593,783

NOTES PAYABLE, net of current portion                              251,370            65,000

CAPITAL LEASE OBLIGATIONS, net of current portion                   19,015            30,096

DEFERRED GAIN                                                    2,560,000                 -
                                                               -----------        ----------

        TOTAL LIABILITIES                                      $ 9,433,647           688,879
                                                               -----------        ----------

SHAREHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued or outstanding                  $         -        $        -
 Common stock, no par value, 30,000,000 shares
  authorized; 5,806,692 and 5,311,817 shares issued
  and outstanding, respectively                                  4,798,579         3,910,391
 Common stock subscribed                                          (187,875)         (200,000)
 Retained deficit                                               (3,411,602)       (3,208,791)
                                                               -----------        ----------

        TOTAL SHAREHOLDERS' EQUITY                               1,199,102           501,600
                                                               -----------        ----------

                                                               $10,632,749        $1,190,479
                                                               ===========        ==========

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the nine months           For the three months
                                                     ended June  30,               ended June 30,
                                                ---------------------------   ------------------------
                                                   1997             1996         1997          1996
                                                ----------       ----------   -----------   ----------
                                                        (unaudited)                  (unaudited)
REVENUES
 Mortgage loan revenues                         $2,536,337       $  195,186   $ 1,217,596   $   73,279
 Product sales                                      11,473                -         2,263            -
                                                ----------       ----------   -----------   ----------

    TOTAL REVENUES                               2,547,810          195,186     1,219,859       73,279

OPERATING EXPENSES
 General and administrative                      3,316,239        1,123,795     1,116,099      318,565
 Cost of Sales                                       9,752                -         1,880            -
 Depreciation                                       27,393           13,300        15,540        1,037
                                                ----------       ----------   -----------   ----------

    TOTAL OPERATING EXPENSES                     3,353,384        1,137,095     1,133,519      319,602
                                                ----------       ----------   -----------   ----------

INCOME (LOSS) FROM OPERATIONS                     (805,574)        (941,909)       86,340     (246,323)

OTHER INCOME (EXPENSES)
 Interest expense                                  (35,637)         (39,014)      (17,536)     (20,959)
 Gain on land sale                                 640,000                -             -            -
                                                ----------       ----------   -----------   ----------

    TOTAL OTHER INCOME (EXPENSE)                   604,363          (39,014)      (17,536)     (14,959)
                                                ----------       ----------   -----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                 (201,211)        (980,923)       68,804     (261,282)
 Income taxes                                        1,600              800             -            -
                                                ----------       ----------   -----------   ----------

NET INCOME (LOSS)                               $ (202,811)      $ (981,723)  $    68.804   $ (261,282)
                                                ==========       ==========   ===========   ==========

NET INCOME (LOSS) PER COMMON SHARE              $     (.03)      $     (.21)  $         -   $     (.06)
                                                ==========       ==========   ===========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                     5,805,527        4,735,233     5,831,692    4,446,942
                                                ==========       ==========   ===========   ==========

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                       Total
                                                                                                                       Share-
                                    Common Stock              Preferred Stock            Stock                         holders'
                               ------------------------  --------------------------   Subscription      Retained       Equity
                                Shares        Amounts      Shares         Amount       Receivable        Deficit       (Deficit)
                               ---------     ----------  ------------  ------------  --------------   ------------     -----------
BALANCE, SEPTEMBER 30, 1995    1,644,350     $  345,250             -   $         -   $           -    $  (565,593)    $  (220,343)

Proceeds from sale of
 shares                          412,707      1,017,914             -             -               -              -       1,017,914

Shares issued for services       836,389      1,279,460             -             -               -              -       1,279,460

Shares issued to founders
 for services                    893,712         35,749             -             -               -              -          35,749

Shares issued for Monterey
 land                            200,000        800,000             -             -               -              -         800,000

Shares issued for note
 receivable                       50,000        200,000             -             -        (200,000)             -               -

Shares issued for debt           116,009        232,018             -             -               -              -         232,018

Shares issued for net
 assets of Pacific
 Internationa, Inc.            1,158,650              -             -             -               -              -               -

Net loss                               -              -             -             -               -     (2,643,198)     (2,643,198)
                               ---------     ----------  ------------  ------------  --------------   ------------     -----------

BALANCE, SEPTEMBER 30, 1996    5,311,817     $3,910,391             -  $          -       $(200,000)   $(3,208,791)    $   501,600

Proceeds from sale of
 shares                           50,000        137,500             -             -               -              -         137,500

Proceeds from exercise of
 warrants                        108,750        140,938             -             -               -              -         140,938

Shares issued for services       350,000        537,500             -             -               -              -         537,500

Warrants exercised for
 note receivable                  36,125         72,250             -             -        (112,875)             -         (40,625)

Payments on note receivable            -              -             -             -         125,000              -         125,000

Net loss                               -              -             -             -               -       (202,811)       (202,811)
                               ---------     ----------  ------------  ------------  --------------   ------------     -----------

BALANCE, JUNE 30, 1997         5,856,692     $4,798,579             -  $          -  $     (187,875)   $(3,411,602)    $ 1,199,102
                               =========     ==========  ============  ============  ==============   ============     ===========

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine months   Nine months
                                                          ended         ended
                                                         June 30,      June 30,
                                                           1997          1996
                                                       ------------  ------------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                              $  (202,811)    $(981,723)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Common stock issued for services                        537,500       116,307
   Gain on sale of land                                   (640,000)            -
   Depreciation                                             27,393        13,300
   Changes in operating assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                                  (277,517)      (21,613)
     Inventory                                               3,444       (67,798)
     Note receivable                                      (345,102)            -
     Employee advances                                    (198,500)            -
     Prepaid expenses and other assets                       5,001      (181,607)
   Increase (decrease) in:
     Accounts payable                                     (262,342)     (120,651)
     Accrued expenses                                      (39,021)      102,419
     Other liabilities                                           -             -
                                                       -----------     ---------

NET CASH USED IN OPERATING ACTIVITIES                     (877,273)     (900,064)
                                                       -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                      (231,272)      (54,509)
 Loans made on notes receivable                            800,000             -
 Proceeds from sale of rights                             (258,250)            -
 Payments received on related party receivable             129,687        49,889
                                                       -----------     ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        441,165        (4,620)
                                                       -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable                   287,000       874,798
 Line of credit                                          5,848,050             -
 Mortgage loans receivable                              (5,848,050)            -
 Payments under capital lease obligations                  (25,473)      (11,000)
 Proceeds from exercise of warrants                        140,938             -
 Payments on borrowings                                   (188,755)      (68,779)
 Payments on common stock subscribed                       125,000             -
 Sale of common stock                                      137,500       100,000
                                                       -----------     ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        476,210      (895,019)
                                                       -----------     ---------

NET INCREASE (DECREASE) IN CASH                             39,102        (9,665)

CASH, BEGINNING OF PERIOD                                      395        26,071
                                                       -----------     ---------

CASH, END OF PERIOD                                    $    39,497     $  16,406
                                                       ===========     =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION:

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheet of EMB Corporation and subsidiary as of June 30, 1997, and the results of their operations and their cash flows for the nine months ended June 30, 1997 and 1996, respectively. The financial statements are consolidated to include the accounts of EMB Corporation and its wholly owned subsidiary company (together "the Company").

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

      The income (loss) per common share computations, and the weighted average common shares outstanding, for the three month period ended June 30, 1996, were adjusted to reflect the effects of the 1:4 reverse stock split subsequently effected during fiscal 1996.

NOTE 3.   MATERIAL EVENT:

      On December 30, 1996, the Company sold its undeveloped Monterey, California land (which had been held for sale) to an unrelated third-party for $4,000,000. The Company received $800,000 cash and a note receivable for $3,200,000. The note receivable is secured by the property, bears interest at 12% per annum, and calls for nine annual installments of principal and interest of $422,867 commencing December 30, 1997, with the remaining balance due on December 30, 2006. This transaction was accounted for consistent with Statement of Financial Accounting Standards No. 66, and applied the installment method for recognition of gain on the sale.

NOTE 4.   SIGNIFICANT AGREEMENT:

      The Company entered into an agreement with a national lender whereby the lender has extended a warehouse line of credit to the Company solely for the purpose of funding residential mortgage loans. In January, 1997 the lender executed a master commitment to purchase $50,000,000 of jumbo and conforming residential mortgages from the Company, with an option for an additional $50,000,000 commitment. As of June 30, 1997, the

      Company had funded in excess of $50,000,000 against its master commitment and exercised its option for an additional $50,000,000 commitment.

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

LOAN ORIGINATIONS AND PURCHASES

     The Company increased its mortgage loan volume from $7,712,570 during the three month period ended June 30, 1996, to $87,984,121 for the three month period ended June 30, 1997, representing an increase of 1040%. Mortgage volume increased 654.5% to $144,593,864 during the nine month period ended June 30, 1997, from $18,149,130 during the nine month period ended June 30, 1996. This increase in mortgage loan volume appears to be continuing primarily due to the expansion of the Company's marketing activities.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information regarding the
Company:

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                      -----------------------    -------------------------
                                         1997         1996          1997          1996
                                      ----------    ---------    ----------    -----------
                                            (unaudited)                 (unaudited)
Revenues..........................    $1,219,859    $  73,279    $2,547,810    $   195,186
Operating expenses................    $1,133,519    $ 319,602    $3,353,384    $ 1,137,095
Income (loss) from
 operations.......................    $   86,340    $(246,323)   $ (805,574)   $  (941,909)
Other Income (expense)............    $  (17,536)   $ (14,959)   $  604,363    $   (39,014)
Income (loss) before
 income taxes.....................    $   68,804    $(261,282)   $ (201,211)   $  (980,923)
Income taxes......................    $       --    $      --    $    1,600    $       800
Net income (loss).................    $   68,804    $(262,282)   $ (201,211)   $  (981,723)
Net income (loss) per share.......    $       --    $    (.06)   $     (.05)   $      (.23)

Three months ended June 30, 1997 compared with three months ended June 30, 1996
-------------------------------------------------------------------------------

     REVENUES. Mortgage loan revenues increased 1,663% to $1,217,596 in the three month period ended June 30, 1997, from $23,279 in 1996. Revenues were generated primarily from loan processing and resale of mortgage loans. No real estate was sold during either fiscal quarter. The increase in revenues was attributable to the expansion of the Company's marketing activities, and an increase in mortgage lending in California.

     OPERATING EXPENSES. General and administrative expenses increased 323% to $1,116,099 in the three month period ended June 30, 1997 from $318,565 in 1996. This increase is principally attributable to increased activity in its mortgage loan processing business, an increase in employees, and the costs of establishing additional mortgage loan offices. Depreciation increased 1,499% to $15,540 in the three month period ended June 30, 1997, from $1,037 in the three months ended June 30, 1996.

     OTHER INCOME (EXPENSE). Other income increased due mainly due to the sale of land.

     RESULTS OF OPERATIONS. Net income was $68,804 during the three month period ended June 30, 1997, as compared with a loss of $(261,282) during the same period of 1996, due primarily to the increase in mortgage loan revenues.

Nine months ended June 30, 1997 compared with nine months ended June 30, 1996
-----------------------------------------------------------------------------

     REVENUES. Revenues increased 1,299% in the nine month period ended June 30, 1997, to $2,547,810 from $195,186 during the same period of 1996. This increase is attributable to the expansion and growth of the mortgage lending business of the Company.

     OPERATING EXPENSES. General and administrative expenses increased 287% to $3,316,239 during the nine month period ended June 30, 1997, from $1,123,795 in the same period of 1996, due to increases in the number of employees of the Company, compensation to consultants paid in Common Stock of the Company, and the opening of additional mortgage loan offices of the Company. Depreciation increased 206% to $27,393 in the nine month period ended June 30, 1997, from $13,300 in the nine month period ended June 30, 1996.

     NET LOSS FROM OPERATIONS. The net loss from operations decreased 15% to $202,811 in the nine month period ended June 30, 1997, from $981,723 in the nine month period ended June 30, 1996. This increase was due primarily to the costs of expanding the marketing activities of the Company, including the establishment of additional mortgage loan offices in Florida, Nevada and Texas.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

     The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                            NINE MONTHS ENDED
                                                 JUNE 30,
                                          -----------------------
                                             1997         1996
                                          ----------   ----------
     Net cash used in operating
      activities........................  $ (877,273)  $(900,064)
     Net cash provided by (sed in)
      investing activities..............  $  441,165   $  (4,620)
     Net cash provided by financing
      activities........................  $  476,210   $ 895,019

     CAPITAL EXPENDITURES. The Company has incurred capital expenditures for equipment and office furniture used in its mortgage loan business. Capital expenditures during the three month period ended June 30, 1997 and 1996 totaled $29,990 and $34,096, respectively. During the nine month periods ended June 30, 1997 and 1996, capital expenditures totaled $231,282 and $54,509, respectively.

     LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by cash from operations, by the sale of its Common Stock and exercise of warrants and by short term loans.

     The Company intends to raise additional capital through an offering of its Common Stock and warrants to fund mortgage loans and to provide additional working capital to fund future operations, although no specific plans or commitments presently exist to pursue an offering of its securities.

     At June 30, 1997, the Company had current assets of $7,066,244 and current liabilities of $6,603,262, resulting in a working capital deficit of $(119,486), as compared to a working capital deficit of $679,536 at June 30, 1996. Working capital increased by $97,178.

     Net cash used in operating activities decreased to $(877,273) for the nine months ended June 30, 1997, from $(900,064) for the nine months ended June 30, 1996, or a difference of $22,791. The decrease in net cash used in operating activities was primarily attributable to the increase of other assets.

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

     The Company has increased the amount of its outstanding indebtedness to $9,433,647 from $688,879 during the nine month period ended June 30, 1997, an increase of $8,744,768. This outstanding indebtedness is due primarily to the warehouse line of credit of $5,848,050 and deferred gain on sale of land of $2,560,000. An undeveloped property continues to be subject to a deed of trust in the amount of $65,000.

     As of June 30, 1997, the Company has notes payable to unrelated parties in the total amount of approximately $497,663, including a $65,000 deed of trust amount on its undeveloped land. The Company believes that this remaining indebtedness will be paid primarily from its cash flow from operations.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     There are no known pending or threatened material legal proceedings to which the Registrant is, or likely to be, a party or of which any of its assets are likely to be subject.

     The Registrant is engage din various legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Registrant's financial position or results of operations. A reserve of $48,000 has been recorded during fiscal 1997, which represents the anticipated costs of final settlement of certain pending litigation.

ITEM 2.   CHANGES IN SECURITIES

     Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     The Registrant has only one class of its securities that is issued and outstanding which is its Common Stock, no par value.

     The Registrant has an authorized class of preferred stock, however, no shares of preferred stock are currently issued or outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.
          --------

          Exhibit 27 - Financial Data Schedule as of June 30, 1997

     (b)  Reports on Form 8-K.
          -------------------

     Not applicable.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EMB CORPORATION



Date: August 14, 1997               By:/s/ William V. Perry
                                       ----------------------------------------
                                       William V. Perry, Vice President


Date: August 14, 1997               By:/s/ B. Joe Wimer
                                       ----------------------------------------
                                       B. Joe Wimer, Secretary, Treasurer and
                                       Principal Accounting Officer