Form 10QSB/A
period 1997-06-30
EMB CORP
filed 1997-08-27
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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
                               =========     ==========  ============  ============  ==============   ============     ===========

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine months   Nine months
                                                          ended         ended
                                                         June 30,      June 30,
                                                           1997          1996
                                                       ------------  ------------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                              $  (202,811)    $(981,723)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Common stock issued for services                        537,500       116,307
   Gain on sale of land                                   (640,000)            -
   Depreciation                                             27,393        13,300
   Changes in operating assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                                  (277,517)      (21,613)
     Inventory                                               3,444       (67,798)
     Note receivable                                      (345,102)            -
     Employee advances                                    (198,500)            -
     Prepaid expenses and other assets                       5,001      (181,607)
   Increase (decrease) in:
     Accounts payable                                      262,342       120,651
     Accrued expenses                                      (39,021)      102,419
     Other liabilities                                           -             -
                                                       -----------     ---------

NET CASH USED IN OPERATING ACTIVITIES                     (877,273)     (900,064)
                                                       -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                      (231,272)      (54,509)
 Loans made on notes receivable                            800,000             -
 Proceeds from sale of rights                             (258,250)            -
 Payments received on related party receivable             129,687        49,889
                                                       -----------     ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        441,165        (4,620)
                                                       -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable                   287,000       874,798
 Line of credit                                          5,848,050             -
 Mortgage loans receivable                              (5,848,050)            -
 Payments under capital lease obligations                  (25,473)      (11,000)
 Proceeds from exercise of warrants                        140,938             -
 Payments on borrowings                                   (188,755)      (68,779)
 Payments on common stock subscribed                       125,000             -
 Sale of common stock                                      137,500       100,000
                                                       -----------     ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        476,210      (895,019)
                                                       -----------     ---------

NET INCREASE (DECREASE) IN CASH                             39,102        (9,665)

CASH, BEGINNING OF PERIOD                                      395        26,071
                                                       -----------     ---------

CASH, END OF PERIOD                                    $    39,497     $  16,406
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

RESULTS OF OPERATIONS

     The following table sets forth certain operating information regarding the
Company:

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                      -----------------------    -------------------------
                                         1997         1996          1997          1996
                                      ----------    ---------    ----------    -----------
                                            (unaudited)                 (unaudited)
Revenues..........................    $1,219,859    $  73,279    $2,547,810    $   195,186
Operating expenses................    $1,133,519    $ 319,602    $3,353,384    $ 1,137,095
Income (loss) from
 operations.......................    $   86,340    $(246,323)   $ (805,574)   $  (941,909)
Other Income (expense)............    $  (17,536)   $ (14,959)   $  604,363    $   (39,014)
Income (loss) before
 income taxes.....................    $   68,804    $(261,282)   $ (201,211)   $  (980,923)
Income taxes......................    $       --    $      --    $    1,600    $       800
Net income (loss).................    $   68,804    $(261,282)   $ (202,811)   $  (981,723)
Net income (loss) per share.......    $       --    $    (.06)   $     (.03)   $      (.21)

Three months ended June 30, 1997 compared with three months ended June 30, 1996
-------------------------------------------------------------------------------

     REVENUES. Mortgage loan revenues increased 1,663% to $1,217,596 in the three month period ended June 30, 1997, from $73,279 in 1996. Revenues were generated primarily from loan processing and resale of mortgage loans. No real estate was sold during either fiscal quarter. The increase in revenues was attributable to the expansion of the Company's marketing activities, and an increase in mortgage lending in California.

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

Nine months ended June 30, 1997 compared with nine months ended June 30, 1996
-----------------------------------------------------------------------------

     REVENUES. Revenues increased 1,200% in the nine month period ended June 30, 1997, to $2,547,810 from $195,186 during the same period of 1996. This increase is attributable to the expansion and growth of the mortgage lending business of the Company.

     OPERATING EXPENSES. General and administrative expenses increased 1957% to $3,316,239 during the nine month period ended June 30, 1997, from $1,123,795 in the same period of 1996, due to increases in the number of employees of the Company, compensation to consultants paid in Common Stock of the Company, and the opening of additional mortgage loan offices of the Company. Depreciation increased 106% to $27,393 in the nine month period ended June 30, 1997, from $13,300 in the nine month period ended June 30, 1996.

     NET LOSS FROM OPERATIONS. The net loss from operations decreased 15% to $805,574 in the nine month period ended June 30, 1997, from $941,909 in the nine month period ended June 30, 1996. This increase was due primarily to the costs of expanding the marketing activities of the Company, including the establishment of additional mortgage loan offices in Florida, Nevada and Texas.

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

     CAPITAL EXPENDITURES. The Company has incurred capital expenditures for equipment and office furniture used in its mortgage loan business. Capital expenditures during the nine month periods ended June 30, 1997 and 1996, capital expenditures totaled $231,272 and $54,509, respectively.

     LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by cash from operations, by the sale of its Common Stock and exercise of warrants and by short term loans.

     The Company intends to raise additional capital through offerings of its Common Stock, Preferred Stock and warrants to fund mortgage loans and to provide additional working capital to fund future operations, although no specific plans or commitments presently exist to pursue an offering of its securities.

     At June 30, 1997, the Company had current assets of $7,066,244 and current liabilities of $6,603,262, resulting in a working capital of $462,982, as compared to a working capital deficit of $679,536 at June 30, 1996. Working capital increased by $679,646.

     Net cash used in operating activities decreased to $(877,273) for the nine months ended June 30, 1997, from $(900,064) for the nine months ended June 30, 1996, or a difference of $22,791. The decrease in net cash used in operating activities was primarily attributable to the increase of other assets.

     The Company has recently completed the opening of four (4) retail offices, located in Las Vegas, Nevada; Houston, Texas; Daytona Beach, Florida and Ft. Lauderdale, Florida.

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

     As of June 30, 1997, the Company has notes payable to unrelated parties in the total amount of approximately $497,663, including a $65,000 deed of trust amount on its undeveloped land. The Company believes that this remaining indebtedness will be paid primarily from its cash flow from operations and proceeds from the sale of its equity securities.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     There are no known pending or threatened material legal proceedings to which the Registrant is, or likely to be, a party or of which any of its assets are likely to be subject.

     The Registrant is engaged in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Registrant's financial position or results of operations. A reserve of $52,000 has been recorded during fiscal 1997, which represents the anticipated costs of final settlement of certain pending litigation.

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

                              EMB CORPORATION



Date: August 27, 1997               By:/s/ William V. Perry
                                       ----------------------------------------
                                       William V. Perry, Vice President


Date: August 27, 1997               By:/s/ B. Joe Wimer
                                       ----------------------------------------
                                       B. Joe Wimer, Secretary, Treasurer and
                                       Principal Accounting Officer