Form 10KSB
period 1997-09-30
EMB CORP
filed 1998-01-13
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

            [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                       COMMISSION FILE NUMBER:  1-11883

                                EMB CORPORATION
                                ---------------
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 HAWAII                                  95-3811580
      ------------------------------        -----------------------------------
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

        3200 BRISTOL AVENUE, 8/TH/ FLOOR, COSTA MESA, CALIFORNIA  92626
        ---------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

ISSUER'S TELEPHONE NUMBER:  (714) 437-0715

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                            NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                          REGISTERED
--------------------------------------  --------------------------------------

                 N/A                                     N/A


SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK, NO PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $4,156,193
     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 9, 1998:
          Common stock, no par value:  $11,795,818
     The number of shares of the registrant's common stock outstanding as of December 31, 1997: 8,641,42 shares

     Documents incorporated by reference: Certain exhibits to the Form 10-KSB for the fiscal year ended September 30, 1996, and the Registration Statement on Form SB-2 (File No. 333-21719) and amendments thereto of the registrant are incorporated herein by reference.

     Transitional Small Business Disclosure Format:

                      Yes _______               No    X
                                                    -------

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS.
          -----------------------

          GENERAL. The Company, formerly called "Pacific International, Inc.", a Hawaii corporation, was incorporated in 1960, and was originally organized to acquire and manage developed and undeveloped real estate. However, the Company had not conducted significant operations for a number of years until it agreed to acquire substantially all of the assets and assume certain liabilities of Sterling Alliance Group, Ltd. ("SAG") in December, 1995. Subsequently, the Company changed its name to EMB Corporation to reflect the change in the purpose and nature of its business. For accounting purposes, this was treated as a recapitalization of SAG, with the historical financial information prior to the acquisition merger being that of the Company.

          The principal business of the Company is the origination and processing of residential mortgage loans using a service which the Company calls Video InteractiveMortgage Process ("VIP"). Mortgages originated and/or purchased by the Company have been resold primarily to ICI Funding Corporation, a division of Imperial Credit Industries, Inc.; although mortgages in the future may be held for investment, sold to third parties, or securitized and issued as mortgage backed securities. The Company also recently commenced the origination and processing of commercial mortgage loans.

          The Company originates loans through its executive office in Costa Mesa, California and through its branch offices located in California, Colorado, Connecticut, Florida, Nevada and Texas. The Company's strategy of originating, as compared to purchasing, a substantial portion of its loan volume results in the generation of origination fees, service release fees, and other fees which is the principal source of revenue to the Company. The Company sells all of its mortgage loans, and does not retain any servicing rights.

          INTERACTIVE MORTGAGE SOFTWARE-VIP.   The VIP software of the Company
is an interactive video-based computer software system that is designed to facilitate mortgage loan applications and their prompt approval directly with mortgage lenders, to prepare and submit applications for title and property insurance, credit review, title research and escrow ordering and review. The system is linked to the ProShare(R) software system developed by Intel(R) Corporation that provides direct videoconferencing and interaction between the prospective borrower/real estate agent and mortgage lenders. The software has been modified and adapted to operate with the exclusive VIP software applications of the Company.

          VIP provides the opportunity to prospective borrowers to review and evaluate a broad range of available mortgages of varying interest rates and terms from various lenders, and to select those specifically suited to their financial objective for further analysis. VIP then enables the borrower/agent to complete a loan application of the selected mortgage lender, permits an immediate review of the borrower's credit history and qualifications, and facilitates prompt approval of the loan application by EMB's staff underwriters or through the automated underwriting systems employed by Fannie Mae and Freddie Mac, the primary secondary-market purchasers of mortgages. Thus, in approximately one hour, a borrower can receive loan approval, subject only to verification of financial information and appraisal of the subject property.
VIP also permits the contemporaneous ordering and review of preliminary title reports and escrow instructions. A remote printer creates hard copies of documents for signing by the borrower.

          The computer system of EMB is installed with Intel's Pentium(R) operating system utilizing Intel's ProShare video personal conferencing 200 system which permits the borrower to see and talk directly to the loan officer for a personal pre-qualification interview from any remote location. The interview may conclude with the complete loan application being submitted and approved.

          The Company is continuing the development and refinement of its VIP software system and continuing evaluation of electronic information gathering and communication equipment. The Company intends to continue to focus on its technology and marketing relationship with Intel Corporation. This relationship has accelerated the development of the Company's software and has enhanced its marketing program through exhibitions, trade shows and seminars with real estate brokers, credit unions, residential real estate developers, mortgage brokers, and others. An objective of the Company is to become a leader in advanced mortgage software and video communications to facilitate mortgage loans. To the extent that the Company achieves its objective in this technological area, the Company believes that it will complement and increase its mortgage lending business.

          LICENSES OF VIP. The Company licenses its VIP mortgage software system to real estate brokerage firms, credit unions, real estate developers, mortgage brokers and others. As of September 30, 1997, EMB had approximately 400 licensees and mortgage brokers who are served by 17 Company loan officers. Each licensee has their own computer systems with VIP and ProShare software with video videoconferencing capability.

          The direct relationship with real estate brokers, credit unions, land developers and other organizations enables the Company to establish point-of-sale opportunities to originate and process mortgage loans. The business of the licensee is improved because of the substantial savings of time and effort in securing pre-qualification of their customers for mortgage financing and for prompt loan approvals, and also provides an opportunity to enhance the quality and timeliness of its services to its customers. Because the mortgage services of EMB are available seven days a week, the licensees always have on-line access to current interest rates and fees which can be downloaded at any time to any computer utilized by a licensee. Similarly, the status of loans and processing or underwriting can be determined at any time. The borrower or his agent at any remote site can also utilize VIP to connect with escrow, title or credit reporting agencies with the Intel video conferencing system. This one-stop electronic and video connection between and among all of the important parties to a residential real estate transaction is a highly efficient and convenient system for the licensee and provides prompt quality service for the borrower.

          PRICING. The Company's VIP software is priced based on a number of factors, including the application configuration, the modules licensed and the number of licensed users. The list price for licenses of the VIP software is presently $500 with a $100 fee for additional office sites. The Company also charges an additional continuing license fee calculated on each loan originated by the licensee equal to 50% to 70% of the loan origination fee and yield spread pricing of each loan, depending upon the loan production volume of the licensee's office. The Company may offer discounts to customers based on the scope of the customer's commitment and other commercial considerations. Additionally, the Company may in the future offer new or different configurations at significantly lower or higher prices.

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

          SALES AND MARKETING. The Company markets and sells its software and services primarily through a direct sales force based in Costa Mesa, California. The Company's sales and marketing organization consisted of 21 employees as of September 30, 1997. The Company currently has regional marketing representatives based in

California, Colorado, Connecticut, Florida, Nevada, Texas and Connecticut. To support its sales force, the Company conducts a number of marketing programs, which includes public relations, telemarketing, seminars, and trade shows.

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

          The Company licenses its VIP software system to customers pursuant to license agreements which are generally standard in form, although each license is individually negotiated and may contain variations. The standard form agreements allow the customer to use the Company's software solely on the customer's computer equipment for the customer's internal purposes, and the customer is generally prohibited from sublicensing or transferring the licensed materials. The agreements generally provide that the Company's warranty of its software is limited to correction or replacement of the affected software, and in most cases the Company's warranty liability may not exceed the licensing fees from the customer. The Company's form agreement also includes a confidentiality clause protecting proprietary information relating to the Company's software system.

          The Company generally ships its products within a short period of time after execution of a license. As a result, the Company typically does not have a material backlog of unfilled license orders at any given time, and the Company does not consider backlog to be a meaningful indicator of future performance.

          STRATEGIC RELATIONSHIPS. The Company believes that, in order to provide comprehensive component and supplier management solutions, it will be necessary to develop, maintain and enhance close associations with vendors of hardware, software, database, and professional services. The Company has established marketing and strategic relationships with Intel Corporation. The Company's relationship with Intel Corporation has enabled it to integrate its software with standard hardware platforms. The Company meets with Intel Corporation to enhance integration between their complementary products and the Company's software. The Company believes this relationship can enhance the Company's ability to deliver mortgage software that support customers' existing management architecture and that is tailored to the specific requirements of the mortgage industry. Although the Company seeks to maintain a close relationship with Intel Corporation, if the Company is unable to develop and retain effective, long-term relationships with other third parties, the Company's competitive position could be adversely affected.

          RESEARCH AND DEVELOPMENT. The Company has committed resources for its software product development. Research and development efforts are directed at increasing software functionality, improving its performance and expanding the capability of the software to interoperate with third party software. The Company intends to release new software and enhancements to existing software. Although the Company expects that certain of its new software will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties.

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

          The Company's future success may depend in part upon its ability to enhance its current software and to develop and introduce new software on a timely basis that keep pace with technological developments, emerging industry standards and the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing or marketing software enhancements or new software that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new software or software enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new software or enhancements, the Company's business, financial condition or results of operations could be materially adversely affected.

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

          COMPETITION. The Company will face intense competition in the origination, acquisition and liquidation of its mortgage loans. Such competition can be expected from banks, savings and loan associations and other entities, including REITs. Many of the Company's competitors have greater financial resources than the Company.

          PROPRIETARY RIGHTS AND LICENSING. The Company's success is dependent upon proprietary technology. The Company may rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners and in its license agreements to protect its proprietary rights. The Company may seek to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's mortgage software or to obtain and use information that the Company regards as proprietary. While the Company is not aware that any of its software infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current of future products.

          In addition, the Company relies on certain software that it licenses from third parties, including software is used in the Company's products to perform certain functions. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software or data licenses could result in delays or cancellations in product shipments until equivalent software can be identified and licensed or developed and integrated with the Company's products. Any such delay or cancellation could materially adversely affect the Company's business, financial condition or results of operations.

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

RESIDENTIAL MORTGAGE LENDER

          GENERAL. EMB has been a retail mortgage broker regarding residential mortgage loans for approximately four years, and commenced its business as a wholesale mortgage banker, approximately one year ago. EMB recently commenced retail mortgage lending operations regarding commercial properties. EMB originates its own loans and those of its licensees on a retail basis and provides wholesale lending services to approved mortgage brokers. It has entered into a correspondent lending relationship with ICI Funding Corporation, a division of Imperial Credit Industries, Inc. ("ICI"), a national mortgage lender. Initially, EMB underwrites and funds its mortgage loans through a wholesale line of credit from Imperial Warehouse Lending Group Inc., and then resells such loans to ICI. In the future, the Company intends to develop associations with other mortgage lenders to participate in the secondary marketing of mortgages. EMB expects to negotiate servicing fees for servicing its mortgage loans, or to obtain service release fees upon the resale of mortgages. The Company may also package and resell mortgage loans as asset-backed securities in the future.

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

          The Company recently commenced the origination of home equity loans in an amount of up to 125% of a property's appraised value. Home equity loans are secured by a second mortgage or second deed of trust. Home equity loans originated or purchased by the Company are presently sold to ContiMortgage Corporation, a subsidiary of ContiFinancial Corporation.

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

          The Company's underwriting standards are intended to evaluate the prospective mortgagor's credit standing and repayment ability, and the value and adequacy of the proposed mortgaged property as collateral. In the loan application process, prospective mortgagors will be required to provide information regarding such factors as their assets, liabilities, income, credit history, employment history and other related items. Each prospective mortgagor will also provide an authorization to apply for a credit report which summarizes the mortgagor's credit history. With respect to establishing the prospective mortgagor's ability to make timely payments, the Company will require evidence regarding the mortgagor's employment and income, and of the amount of deposits made to financial institutions where the mortgagor maintains demand or savings accounts. In some instances, mortgage loans may be made by the Company under a Limited Documentation Origination Program. For a mortgage loan to qualify for the Limited Documentation Origination Program, the prospective mortgagor must have a good credit history and be financially capable of making a larger cash down payment in a purchase, or be willing to finance less of the appraised value, in a refinancing, than would otherwise be required by the Company. Currently, only mortgage loans with certain loan-to-value ratios will qualify for the Limited Documentation Origination Program. If the mortgage loan qualifies, the Company waives some of its documentation requirements and eliminates verification of income and employment for the prospective mortgagor. The Limited Documentation Origination Program has been implemented relatively recently and accordingly its impact, if any, on the rates of delinquencies and losses experienced on the mortgage loans so originated cannot be determined at this time.

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

COMMERCIAL LOANS

          The Company recently commenced the origination of mortgage loans on commercial properties. The Company presently intends to sell its commercial mortgage loans to IMH Commercial Holding, Inc., a REIT organized by Imperial Credit Mortgage Holding, Inc.

CURRENT MARKETS AND EXPANSION PLANS

          The Company is licensed to originate loans and/or is presently exempt from such requirements in 33 states through its six retail offices. The Company believes that its strategy of originating loans through a retail branch office network represents the most profitable loan origination strategy due to the significant level of loan origination and other fees. Additionally, such a strategy allows the Company to maintain its underwriting quality standards when compared to competitors that rely primarily on independent mortgage brokers.

          Although the Company is presently licensed to originate loans in 26 states, it has historically concentrated its business in California. While this concentration has recently declined significantly, California remains a significant part of the Company's business and has contributed approximately 70% and 95% of the Company's total loan originations and purchases for the years ended September 30, 1997 and year ended September 30, 1996, respectively. Expansion outside California began in late 1996 when the Company began to establish or acquire additional branch offices.

CERTAIN LEGAL ASPECTS OF MORTGAGE LOANS

          GENERAL. The mortgages originated by the Company and its licensed affiliates will be either mortgages or deeds of trust, depending upon the prevailing practice in the state in which the property subject to a mortgage loan is located. A mortgage creates a lien upon the real property encumbered by the mortgage. It is not generally prior to liens for real estate taxes and assessments. Priority between mortgages depends on their terms and generally on the order of filing with a state or county office. There are two parties to a mortgage, the mortgagor, who is the borrower and homeowner (the "Mortgagor"), and the mortgagee, who is the lender. Under the mortgage instrument, the Mortgagor delivers to the mortgagee a note or bond and the mortgage. Although a deed of trust is similar to a mortgage, a deed of trust formally has three parties, the borrower-homeowners called the trustor (similar to a Mortgagor), a lender (similar to a mortgagee) called the beneficiary, and a third-party grantee called the Trustee. Under a deed of trust, the borrower grants the property, irrevocably until the debt is paid, in trust, generally with a power of sale, to the Trustee to secure payment of the obligation. The Trustee's authority under a deed of trust and the mortgagee's authority under a mortgage are governed by law, the express provisions of the deed of trust or mortgage, and, in some cases, the directors of the beneficiary.

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

          ANTI-DEFICIENCY LEGISLATION AND OTHER LIMITATIONS ON LENDERS. Certain states have imposed statutory prohibitions which limit the remedies of a beneficiary under a deed of trust of a mortgage. In some states, statutes limit the right of the beneficiary or mortgagee to obtain a deficiency judgment against the borrower following foreclosure or sale under a deed of trust. A deficiency judgment would be a personal judgment against the former borrower equal in most cases to the difference between the net amount realized upon the public sale of the real property and the amount due to the lender. Other statutes require the beneficiary or mortgagee to exhaust the security afforded under a deed of trust or mortgage by foreclosure in an attempt to satisfy the full debt before bringing a personal action against the borrower. Finally, other statutory provisions limit any deficiency judgment against the former borrower following a judicial sale to the excess of the outstanding debt over the fair market value of the property at the time of the public sale. The purpose of these statutes is generally to prevent a beneficiary or a mortgagee from obtaining a large deficiency judgment against the former borrower as a result of low or no bids at the judicial sale.

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

          INTERACTIVE MORTGAGE SOFTWARE. The software of the Company is an interactive video-based computer software system that is designed to facilitate mortgage loan applications and their prompt approval directly with mortgage lenders, to prepare and submit applications for title and property insurance, credit review, title research and escrow ordering and review. The system is linked to the ProShare(R) software system developed by Intel(R) Corporation that provides direct videoconferencing and interaction between the prospective borrower/real estate agent and mortgage lenders. The software has been modified and adapted to operate with the exclusive software applications of the Company.

          The software provides the opportunity to prospective borrowers to review and evaluate a broad range of available mortgages of varying interest rates and terms from various lenders, and to select those specifically suited to their financial objective for further analysis. The software then enables the borrower/agent to complete a loan application of the selected mortgage lender, permits an immediate review of the borrower's credit history and qualifications, and facilitates prompt approval of the loan application by EMB's staff underwriters or through the automated underwriting systems employed by Fannie Mae and Freddie Mac, the primary secondary-market purchasers of mortgages. Thus, in approximately one hour, a borrower can receive loan approval, subject only to verification of financial information and appraisal of the subject property. The software also permits the contemporaneous ordering and review of preliminary title reports and escrow instructions. A remote printer creates hard copies of documents for signing by the borrower.

          The computer system of EMB is installed with Intel's Pentium(R) operating system utilizing Intel's ProShare video conferencing system which permits the borrower to see and talk directly to the loan officer for a personal pre-qualification interview from any remote location. The interview may conclude with the complete loan application being submitted and approved.

          The Company is continuing the development and refinement of its V.I.P. software system and continuing evaluation of electronic information gathering and communication equipment. The Company intends to continue to focus on its technology and marketing relationship with Intel Corporation. This relationship has accelerated the development of the Company's software and has enhanced its marketing program through exhibitions, trade shows and seminars with real estate brokers, credit unions, residential real estate developers, mortgage brokers, and others. An objective of the Company is to become a leader in advanced mortgage software and video communications to facilitate mortgage loans. To the extent that the Company achieves its objective in this technological area, the Company believes that it will complement and increase its mortgage lending business.

          LICENSES OF V.I.P. The Company licenses its V.I.P. mortgage software system to real estate brokerage firms, credit unions, real estate developers, mortgage brokers and others. As of September 30, 1997, EMB had approximately 400 licenses and mortgage broker/representatives who are served by 17 Company loan officers. Each licensee has its own computer systems with the Company's software and ProShare software with videoconferencing capability.

          The direct relationship with real estate brokers, credit unions, land developers and other organizations enables the Company to establish point-of-sale opportunities to originate and process mortgage loans. The business of the licensee is improved because of the substantial savings of time and effort in securing pre-qualification of their customers for mortgage financing and for prompt loan approvals, and also provides an opportunity to enhance the quality and timeliness of its services to its customers. Because the mortgage services of EMB are available seven days a week, the licensees always have on-line access to current interest rates and fees which can be downloaded at any time to any computer utilized by a licensee. Similarly, the status of loans and processing or underwriting can be determined at any time. The borrower or his agent at any remote site can also utilize the Company's software to connect with escrow, title or credit reporting agencies with the Intel video conferencing system. This one-stop electronic and video connection between and among all of the important parties to a residential real estate transaction is a highly efficient and convenient system for the licensee and provides prompt quality service for the borrower.

          PRICING. The Company's software is priced based on a number of factors, including the application configuration, the modules licensed and the number of licensed users. The list price for licenses of the software is presently $500 with a $100 fee for additional office sites. The Company also charges an additional continuing license fee calculated on each loan originated by the licensee equal to 50% to 70% of the loan origination fee and yield spread pricing of each loan, depending upon the loan production volume of the licensee's office. The Company may offer discounts to customers based on the scope of the customer's commitment and other commercial considerations. Additionally, the Company may in the future offer new or different configurations at significantly lower or higher prices.

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

ENVIRONMENTAL MATTERS

          The Company has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

          In the course of its business, the Company has acquired and may acquire in the future properties securing loans that are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third pies based on damages and costs resulting from environmental contamination emanating from such property.

TRADE NAMES AND SERVICE MARKS

          The Company intends to register its service marks "EMB" and other marks on the principal register of the United States Patent and Trademark Office. The Company intends to register its service marks in such states as it deems necessary and desirable. These names and marks are to be licensed to licensees under license agreement provisions strictly regulating their use.

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

EXECUTIVE OFFICES

          The Company currently leases its executive offices located at 3200 Bristol, 8th Floor, Costa Mesa, California 92626. The lease covers approximately 15,000 square feet at a monthly rental of approximately $16,024 per month during its initial year, which increases to $18,937 per month during the second year, $20,394 per month in the third year, and $21,851 per month during the fourth and fifth year of the lease. The lease expires in 2002. The Company believes that its facilities are adequate for its needs, and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms.

EMPLOYEES

          As of September 30, 1997, the Company employed a total of 49 persons. Of the total, 33 officers and employees are employed at the principal executive offices of the Company of which 13 were engaged in sales and marketing, 12 loan processing support staff, 1 was in product development and technical support and 7 were in finance and administration. There were 16 employees in the 6 branch offices of the Company of which 5 were engaged in sales and marketing, 10 in loan processing support, and 1 in administration. In addition to its retail branch office employees, the Company has approximately 400 mortgage broker representatives in the State of Florida who are licensed real estate agents that originate mortgage loans on a commission basis as wholesale buyers. None of the Company's employees are represented by a labor union with respect to his or her employment by the Company.

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

BANKING ARRANGEMENTS

          The Company is considering several national banks to obtain a line of credit for the purpose of assuring the availability of financing in the event the Company determines bank financing to be necessary or desirable in the future.

ITEM 2.   DESCRIPTION OF PROPERTY.
          -----------------------

          EXECUTIVE OFFICES. The Company currently leases its executive offices located at 3200 Bristol, 8/th/ Floor, Costa Mesa, California 92626. The lease covers approximately 15,000 square feet at a monthly rental of approximately $16,024 per month during its initial year, which increases to $18,937 per month during the second year, $20,394 per month in the third year, and $21,851 per month during the fourth and fifth year of the lease. The lease expires in 2002. The Company believes that its new facilities are adequate for its needs, and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms.

          UNDEVELOPED LAND AND WATER RIGHTS. The Company previously owned approximately 61 acres of undeveloped real property with extensive water and electrical improvements, and extensive water producing wells, located on Paris Valley Road in the San Ardo area of Monterey County, California. This property was appraised at an estimated market value of the fee simple interest as of April 20, 1996, at $3,860,000. The property is located close to Highway 101, a major California highway. The area is rural in nature, used primarily for cattle and sheep raising and agricultural purposes, including vineyards and wineries to the north and to the south. The property is comprised of two parcels separated by Paris Valley Road. The zoning for the property is for agriculture/grazing in the lower half, and for heavy mineral extraction on the upper half. The water and electrical improvements provide primarily for farming use. Because of the producing water wells on the property, commercial water production for agricultural use is available to provide adjacent farms with excess water. The property formerly produced crude oil; but such wells have been shut-in and the power plant substation, natural gas pipeline system, pumps, tanks and used pipe on the property are considered obsolete. The water producing wells, as described in the appraisal, are capable of producing approximately 2,700,000 gallons per 24 hour production period. The water is naturally replenished annually from the run-off of the surrounding mountains. Because this property was held for resale, the Company made no efforts nor expended any material funds to commercially develop or market the water resources of the property. Effective December 30, 1996, this property was sold by the Company for $4,000,000, payable by a downpayment of $800,000, and an installment contract for $3,200,000, with annual payments amortized over 20 years, due and payable in 10 years. The Company received the $800,000 down payment on December 31, 1996.

          The Company has an 4.89 acre undeveloped property in Riverside County, California, that was appraised as of December 7, 1994, at a value of $170,000. This property is held subject to a Trust Deed Note dated March 15, 1995, in the principal amount of $65,000. This property owned by the Company is held for resale and not for development purposes. The Company may also hold real estate for sale from time to time as a result of its foreclosure on mortgage loans that may become in default.

ITEM 3. LEGAL PROCEEDINGS.
        -----------------

          In November 1997, the Company was named as a defendant in a civil action filed by Greenhouse Group, Inc. in the Superior Court of the State of California, Orange County (Case No. 786468). The plaintiff alleged that the Company breached a contract with the plaintiff which was to provide public relations and marketing services for 200,000 shares of the common stock of the Company. The plaintiff is seeking $540,000 in damages, interest and costs. The Company has denied the allegations of the plaintiff, and intends to vigorously defend this civil action.

          The Company is not engaged in any other legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

               No matters were submitted during the fourth quarter of the fiscal year ended September 30, 1997, of the Company.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------

          Market for Common Equity. The Common Stock of the Company is currently
          ------------------------
quoted in the over-the-counter market on the electronic bulletin board maintained by the National Association of Securities Dealers, Inc. under the symbol "EMBU".

          When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15g-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document;
(b) providing to customers current bid and offers; (c) disclosing to customers the brokers-dealer and sales representatives compensation; and (d) providing to customers monthly account statements.

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

          The following table sets forth the range of high and low closing bid prices per share of the Common Stock as reported by National Quotation Bureau, L.L.C. for the periods indicated.

YEAR ENDED DECEMBER 31, 1996:                 HIGH BID/(1)(2)/    LOW BID/(1)(2)/
-----------------------------                 ----------------    ---------------
1st Quarter................................       $ 21.00            $ 1.00
2nd Quarter................................       $ 15.00            $ 7.50
3rd Quarter................................       $ 12.00            $ 3.25
4th Quarter................................       $ 5.125            $ 2.375
YEAR ENDED DECEMBER 31, 1997:
-----------------------------
1/st/ Quarter..............................       $ 3.75             $ 2.125
2/nd/ Quarter..............................       $ 3.25             $ 1.375
3/rd/ Quarter..............................       $ 3.3125           $ 1.375
4/th/ Quarter..............................       $ 3.25             $ 1.75

________________
(1) The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales significantly impact the market.
(2) During September, 1996, the Company effectuated a one for four (1:4) reverse stock split. The above prices for the first three quarters of 1996 have been revised to reflect this split.

On January 9, 1998, the closing bid and ask prices of the Common Stock of the Company were $2.188 bid and $2.34 asked per share. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 1997, there were approximately 11 broker-dealers publishing quotes for the Common Stock of the Company.

          As of September 30, 1997, there were 7,535,942 shares of Common Stock issued and outstanding which were held by approximately 681 holders of record; and 648,649 shares of 8% Convertible Preferred Stock, Series A held by one owner of record which are not traded in any market.

          DIVIDENDS. The Company has not paid any dividends on its Common Stock
          ---------
and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors, and is subject to the dividend rights of the 8% Convertible Preferred Stock, Series A of the Company to the extent such shares are not converted into the Common Stock of the Company. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

          SALES OF UNREGISTERED SECURITIES. During October 1996, the Company
          --------------------------------
issued 25,000 shares of Common Stock in reliance upon Rule 701 under the Act under the terms of the Compensatory Benefit Plan of the Company to consultants for services.

          During July 1997, the Company issued 69,250 restricted shares of Common Stock as stock bonuses to certain employees; and issued 135,209 shares of Common Stock in exchange for cancellation of debt in reliance upon Section 4(2) under the Act.

          In August 1997, the Company issued 648,649 shares of its 8% Convertible Preferred Stock, Series A, and a warrant to purchase 150,000 shares of its Common Stock exercisable at $1.85 per share, for $1,200,000 in a private offering made in reliance upon Rule 506 of Regulation D under the Act. The warrant expires at the close of business on August 31, 2000.

          In June, 1997, the Company issued 100,000 shares of common stock to Willbro Nominees, Ltd. in exchange for services in reliance upon Section 4(2) of the Securities Act of 1933.

          In July, 1997, the Company issued 12,500 shares of common stock to Finex Investments, L.L.C. for services in reliance upon Section 4(2) of the Securities Act of 1933.

          During July, 1997, the Company issued 100,000 shares of common stock to Martin Janis & Company, Inc. for public relations services in reliance upon
Section 4(2) of the Securities Act of 1933.

          During August, 1997, the Company agreed to issue 1,000,000 shares of common stock as its contribution to a joint venture (Technik & Trade, Inc.), owned 50% by the Company, to engage in the real estate mortgage business in Europe, Australia and New Zealand, in reliance upon Section 4(2) of the Securities Act of 1933.

          During fiscal 1997, the Company agreed to issue 360,000 shares of common stock to Capital Communications Ltd. for public relations services in reliance upon Section 4(2) of the Securities Act of 1933.

          During fiscal 1997, the Company agreed to issue 105,000 shares of common stock to ICI Funding Corporation in consideration of mortgage lending commitments, in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
          ---------------------------------------------------------

          The following discussion is intended to assist in an understanding of the Company's financial position for the fiscal years September 30, 1997 and September 30, 1996 and the results of its operations for the periods then ended.

GENERAL

          The Company, formerly called "Pacific International, Inc.", a Hawaii corporation, was incorporated in 1960, and was originally organized to acquire and manage developed and undeveloped real estate. However, the Company had not conducted significant operations for a number of years until it agreed to acquire substantially all of the assets and assume certain liabilities of Sterling Alliance Group, Ltd. ("SAG") in December, 1995. Subsequently, the Company changed its name to EMB Corporation to reflect the change in the purpose and nature of its business. For accounting purposes, this was treated as a recapitalization of SAG, with the historical financial information prior to the acquisition merger being that of the Selling Stockholder.

          The principal business of the Company is the origination and processing of residential mortgage loans using a service which the Company calls Video InteractiveMortgage Process ("VIP"). Mortgages originated and/or purchased by the Company have been resold primarily to ICI Funding Corporation, a division of Imperial Credit

Industries, Inc.; although mortgages in the future may be held for investment, sold to third parties, or securitized and issued as mortgage backed securities. The Company recently entered into a correspondent lending relationship with ContiMortgage Corporation regarding home equity mortgage loans secured by a second deed of trust or second mortgage. See "Liquidity and Capital Resources", below.

          The Company recently commenced the origination of mortgage loans on commercial properties. The Company has entered into agreements to sell its commercial loans to IMH Commercial Holdings, Inc., a REIT organized by Imperial Credit Mortgage Holding, Inc.

          The Company originates loans through its executive office in Costa Mesa, California and through its branch offices located in California, Colorado, Connecticut, Florida, Nevada and Texas. The Company's strategy of originating, as compared to purchasing, a substantial portion of its loan volume, results in the generation of increased origination fees, service release fees, and other fees which is the principal source of revenue to the Company. However, the Company also purchases loans from unaffiliated and qualified mortgage bankers, and originates loans referred by unaffiliated mortgage brokers. The Company sells all of its mortgage loans, and does not retain any servicing rights.

Fiscal year ended September 30, 1997 compared with the fiscal year ended
------------------------------------------------------------------------
September 30, 1996
------------------

          RESULTS OF OPERATIONS. The following table sets forth certain operating information regarding the Company:

                                            YEAR ENDED           YEAR ENDED
                                        SEPTEMBER 30, 1996   SEPTEMBER 30, 1997
                                        ------------------   ------------------
Mortgage loan revenues and
 product sales...........................  $   276,419          $  4,156,193

Operating expenses:
 Loan original costs, commissions and
   other fees............................  $        --          $  2,331,815

 General and administrative expense......  $ 3,375,244          $  4,347,247
 Depreciation............................  $    31,056          $     71,461
                                            ----------            ----------

Total operating expenses.................  $ 3,406,300          $  6,750,523
Loss from operations.....................  $(3,159,517)         $ (2,594,330)
Other income (expenses)..................  $   (67,081)         $     44,105
                                            ----------            ----------
Loss before income taxes.................  $(3,226,598)         $ (2,550,225)
Income taxes.............................  $     1,600          $      1,600
                                            ----------            ----------
Net Loss.................................  $(3,228,198)         $ (2,551,825)
                                            ==========            ==========
Net loss per share.......................  $      (.89)         $       (.42)

          REVENUES. Revenues increased 1.404% to $4,156,193 in fiscal 1997 from $276,419 in 1996. Revenues were generated from the loan process services and product sales. During fiscal 1997, the Company funded residential mortgage loans of $139,851,291 compared to approximately $26,487,800 during fiscal 1996, an increase of approximately 528%. No real estate was sold during either year.

          LOAN ORIGINATIONS AND PURCHASES. Mortgage volume increased 311% to $316,187,800 during the year ended September 30, 1997, from $101,612,900 during the year ended September 30, 1996. This increase in mortgage loan volume appears to be continuing primarily due to the expansion of the Company's marketing activities and the opening of additional retail offices.

          OPERATING EXPENSES. Operating expenses increased 98% to $6,750,523 in fiscal 1997 from $3,406,300 in 1996. This increase can be attributable to increased activity in the loan processing segment of the business and the acquisition of additional computer equipment.

          NET LOSS FROM OPERATIONS. The net loss from operations decreased 18% to $2,594,330 in fiscal 1997 as compared with $3,159,517 in 1996 due primarily to the increase in revenues in 1997 over 1996.

          CAPITAL EXPENDITURES. The Company has incurred capital expenditures for equipment and office furniture used in its loan process service. Capital expenditures during the fiscal years ended September 30, 1997 and 1996 totaled $377,240 and $96,046, respectively.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

          CASH FLOWS. The following summary table presents comparative cash flows of the Company for the periods indicated.

                                                       YEAR ENDED
                                                      SEPTEMBER 30,
                                                      -------------
                                                 1996                1997
                                             ---------------    -------------
            Net cash used in operating
             activities.....................   $ (1,085,286)    $ (8,194,411)
            Net cash used in investing
             activities.....................   $   (171,644)    $    (67,708)
            Net cash provided by financing
             activities.....................   $  1,231,254     $  8,323,233

          LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by cash from operations, by the sale of its securities and by short term loans. The Company's ability to implement its business strategy will depend upon its ability to continue to establish alternative long-term financing arrangements, maintain sufficient financing under warehousing facilities upon acceptable terms and to access the public or private capital markets in connection with the issuance of its equity or debt securities. There can be no assurance that such financing will be available to the Company on favorable terms, if at all. If such financing were not available or the Company's capital requirements exceed anticipated levels, then the Company would be required to obtain additional financing. The Company cannot presently estimate the amount and timing of additional financing requirements because such requirements are dependent upon, among other things, the growth of the Company. If the Company were unable to raise such additional capital, its results of operations and financial condition would be adversely affected.

          The Company anticipates that it may continue operating on a negative cash flow basis as long as it continues its rapid growth rate. The Company's primary operating cash requirements include the funding or payment of: (i) originations and purchases of mortgage loans; (ii) fees and expenses incurred in connection with the origination and purchase of mortgage loans; (iii) interest expense incurred on borrowings under its warehouse facilities; (iv) income taxes; (v) capital expenditures; and (vi) other operating and administrative expenses. The Company funds these cash requirements primarily through capital market transactions, warehouse financing and other corporate borrowings.

          During fiscal 1997, the Company increased its liquidity and capital by its sale of 648,649 shares of its 8% Convertible Preferred Stock, Series A and a warrant to purchase 150,000 shares of Common Stock of the Company, for $1,200,000; $313,188 realized from the exercise of warrants to purchase common stock; and $137,500 from the sale of common stock.

          At September 30, 1997, the Company had current assets of $7,808,152 and current liabilities of $7,991,923, resulting in working capital deficit of ($183,771) as compared to a working capital deficit of $(529,482) at September 30, 1996. Working capital increased by $345,711.

          Net cash used in operating activities increased to ($8,194,411) for the year ended September 30, 1997, from ($1,085,286) for the year ended September 30, 1996, or a difference of $7,109,125. The decrease in net cash used in operating activities was primarily attributable to the increase of other assets and notes receivable.

          During fiscal 1997, the Company completed the opening of four (4) additional branch retail offices, located in Las Vegas, Nevada; Houston, Texas; Daytona Beach, Florida and Ft. Lauderdale, Florida.

          The Company has increased the amount of its outstanding liabilities to $11,342,843 from $688,879 during the year ended September 30, 1997, an increase of $10,653,964. This outstanding indebtedness is due primarily to the warehouse line of credit of $7,029,738 and deferred gain on sale of land of $3,200,000. An undeveloped property continues to be subject to a deed of trust in the amount of $65,000.

          The warehouse lines of credit of the Company are available for the funding of loans which will be sold not only to ICI Funding Corporation, but also to other investors, including Resource Bancshares Mortgage Group, Inc., The Mortgage Authority, Inc., First Union National Bank of North Carolina, and Resource Bancshares Mortgage Group, Inc. During the time period following funding of a loan, but prior to resale of the loan, the Company realizes either interest income or expense depending upon the note rate for the underlying mortgage vis a vis the interest rate on the warehouse line of credit, i.e., presently, prime + 1/2%.

          The Company relies significantly upon its access to warehouse credit facilities in order to fund new originations and purchases. The Company has a $3,000,000 warehouse line of credit. The Company expects to be able to extend and maintain its existing warehouse lines of credit (or to obtain replacement or additional financing) as the current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms, if at all. To the extent that the Company is unable to maintain its warehouse lines of credit, the Company may have to curtail loan origination and purchasing activities, which could have a material adverse effect on the Company's operations and financial condition.

          As of September 30, 1997, the Company has notes payable to unrelated parties in the total amount of approximately $7,274,379, including a $65,000 deed of trust amount on its undeveloped land. The Company believes that this remaining indebtedness will be paid primarily from its cash flow from operations, sale of mortgages and proceeds from the sale of its equity securities.

ITEM 7. FINANCIAL STATEMENTS.
        --------------------

          Information with respect to this Item is set forth in "Index to Financial Statements".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        --------------------

          Not applicable.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        -------------------------------------------------------------
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
        --------------------------------------------------


        The directors and executive officers of the Company are as follows:

Name(1)(2)                    Age         Position
----------                    ---         --------
Joseph K. Brick               59          Director, and Vice President of EMB
                                           Mortgage Corporation
Bruce J. Brosky(3)            42          Director and Vice President-
                                           Marketing and Public Relations
Peter Elliott                 61          Controller
William V. Perry(3)(4)        73          Director and Executive Vice
                                           President, and President of EMB
                                           Mortgage Corporation
Ann L. Petersen               59          Director
Michael P. Roth               58          Director and Vice President
James E. Shipley(4)           61          Director and President
B. Joe Wimer(4)               41          Director, Secretary and Treasurer

_______________________
(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.
(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.
(3) Member of the Company's Stock Option Committee. See "1996 Stock Option, SAR and Stock Bonus Plan", below.
(4) Member of the Company's Compensation Committee. See "Compensation Committee", below.

          The background and principal occupations of each director and executive officer of the Company are as follows:

          Mr. Brick became a director of the Company at the 1997 Annual Meeting of Stockholders in March 1997. In January 1997, he became the President of EMB Mortgage Corporation, the principal operating subsidiary of the Company until May 1997, when he became the Vice President of EMB Mortgage Corporation. From May 1981 to January 1997, Mr. Brick was a mortgage portfolio consultant regarding the evaluation of commercial, multi-family and residential mortgage products, and the servicing and conversion of mortgage portfolios. From August 1988 to April 1991, he was employed by Countrywide Funding Corporation and managed its mortgage operations for all states east of the Mississippi. From 1984 to 1987, he was employed by Money Market Mortgage Corporation as operations manager for its eastern region for commercial, multi-family and residential mortgages. From 1983 to 1984, Mr. Brick was employed by M & I Mortgage Corporation as its Vice President and Production Manager and supervised its start-up of a national bank's mortgage subsidiary. Mr. Brick attended Marquette University.

          Mr. Brosky has been a director and Vice President-Marketing and Public Relations of the Company since April 29, 1996, and became a director of the Company on May 21, 1996. From 1993 to 1995, he was the Director of Marketing of ERA Sterling Real Estate. From 1993 to the present, Mr. Brosky has been the Director of Marketing and Public Relations of Sterling Alliance Group, Ltd. From 1984 to 1992, Mr. Brosky was employed by GTE of California as operator services supervisor, CAG analyst and systems analyst. Mr. Brosky received a B.A. degree from the University of Dubuque in 1978, and received a MBA degree from Loras College in 1979.

          Mr. Elliott became the acting Controller of the Company on September 1, 1997. From 1983 to the present, he has been the owner and President of Peter Elliott Accountancy Corporation, Inc., a certified public accounting firm in Rancho Cucamonga, California. From 1972 to 1983, Mr. Elliott has been the owner and President of Government Contracts Advisory and Litigation Support Services Corporation. Mr. Elliott received a BS degree in accounting from California State Polytechnic University in 1964.

          Mr. Perry has been the Executive Vice President of the Company since April 29, 1996, and became a director of the Company on May 21, 1996. He is also the Chairman of the Board and President of EMB Mortgage

Corporation, a wholly owned subsidiary of the Company. From 1994 to the present, he has been a director and Vice President of Sterling Alliance Group, Ltd. From October 1993 to the present, Mr. Perry has been associated with ERA Sterling Real Estate. From 1990 to October 1993, he was a director and Vice President of Ameri-West Funding, Inc., engaged in residential, multi-family and commercial mortgages. From 1988 to 1990, Mr. Perry was the President of First Marine Mortgage Company. From 1985 to 1987, he was the Chief Financial Officer of Mobile Medical Group, Inc.; and was the Chief Financial Officer and a director of Oceanic Opera, Inc. from 1984 to 1985. From 1970 to 1984, Mr. Perry was engaged in the real estate brokerage business with several real estate brokerage companies. From 1962 to 1970, he was an electronics engineer with Lockheed Missle and Space Corporation. Mr. Perry graduated from Pacific States University in 1948 with a degree in electrical engineering.

          Mrs. Petersen became a director of the Company on November 25, 1992. She is a resident of Hawaii and has been a housewife since being married in 1958. She attended Marquette University for two years. Mrs. Petersen is an active volunteer in various charitable organizations, including the American Cancer Association.

          Mr. Roth became a director of the Company at the 1997 Annual Meeting of the Stockholders of the Company in March 1997, and became a Vice President of the real estate division of the Company on June 16, 1997. From 1993 to the present, he has been the Assistant Branch Manager and Sales Associate with Coldwell Banker Real Estate, Inc., a real estate brokerage company, at its branch office in South Laguna, California. From 1981 to 1992, Mr. Roth was the President of Food Service Concept Marketing Inc., a marketing consulting firm. From 1975 to 1981, he was the Vice President Management Supervisor of Wells, Rich, Green Advertising. From 1974 to 1975, Mr. Roth was a Vice President of Shakey's Pizza Parlors. From 1969 to 1975, he was Vice President of Marketing of Bonanza Steakhouses, and was President of its International Division. From 1963 to 1968, Mr. Roth was engaged in franchise marketing for McDonald's Corporation in charge of marketing in 12 western states and Hawaii. Mr. Roth received a B.S. degree from U.C.L.A. in 1962.

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

          COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT. To the best of the knowledge of the Company, its directors, officers and 10% beneficial owners have filed all reports in compliance with the reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended September 30, 1997.

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

          No executive officer or director of the Company received compensation in excess of $100,000 during its fiscal year ended September 30, 1997.

          COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors is comprised of Messrs. James E. Shipley, B. Joe Wimer, and William V. Perry. The Committee makes decisions regarding the Company's employee stock plan and makes decisions concerning salaries and incentive compensation for the executive officers, employees and consultants of the Company.

          1996 STOCK OPTION, SAR AND STOCK BONUS PLAN. The Company has reserved a total of 1,250,000 shares of Common Stock for issuance under the Company's 1996 Stock Option, SAR and Stock Bonus Plan (the "Plan"). At September 30, 1997, no options or stock bonuses covering shares of Common Stock have been granted and issued under the Plan. Options may be granted to employees (including officers), consultants, advisors and directors, although only employees and directors and officers who are also employees may receive "incentive stock options" intended to qualify for certain tax treatment. The exercise price of non-qualified stock options must equal at least 85% of the fair market value of the Common Stock on the date of grant, and in the case of incentive stock options must be no less than the fair market value. Options granted under the Plan are immediately exercisable but generally vest over four years and must be exercised within 10 years. The members of the Stock Option Committee that administer the Plan are presently James E. Shipley, Bruce J. Brosky and William
V. Perry.

          401(K) PLAN. In August 1997, the Company adopted a Section 401(k) Retirement Savings Plan (the "401(k) Plan"). The 401(k) Plan is a tax-qualified plan covering Company employees who, as of the enrollment eligibility dates under the 401(k) Plan, have completed at least six months of service with the Company and elect to participate in the 401(k) Plan. The Company may make discretionary matching cash contributions to each participant based upon his or her elective deferrals in a percentage determined by the Company prior to the end of each plan year, and may make additional contributions in its sole judgment. All employee contributions are fully vested at all times and contributions by the Company to the 401(k) Plan vest over a six-year period based upon years of service. Benefits will normally be distributed to an employee upon (i) the employee reaching age 65, (ii) the employee's retirement with the Company, (iii) the employee's death or disability, (iv) the termination of the employee's employment with the Company, or (v) the termination of the 401(k) Plan.

          BOARD COMPENSATION. Directors of the Company may be compensated by the Company for meeting attendance by an annual directors' fee of $2,500, and are entitled to reimbursement for their travel expenses. From time to time, directors who are not employees of the Company, will receive grants of options to purchase the Company's Common Stock or stock bonuses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

          The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding capital stock of the Company as of September 30, 1997, are as follows:

                                                                SHARES         PERCENT OF
MANAGEMENT                                                   BENEFICIALLY     OUTSTANDING
SHAREHOLDERS(1)                                                OWNED(1)          STOCK
---------------                                              ------------     -----------
Joseph K. Brick .........................................              0           0%
  1420 North Atlantic Avenue
  Suite 1704
  Daytona Beach, Florida  32118

                                                                SHARES         PERCENT OF
MANAGEMENT                                                   BENEFICIALLY     OUTSTANDING
SHAREHOLDERS (1)                                               OWNED (1)         STOCK
-----------------                                            ------------     -----------
Bruce J. Brosky ............................................       88,763         1.0%
   3200 Bristol, 8/th/ Floor
   Costa Mesa, California 92626

Peter Elliott ..............................................            0           0%
   9567 Arrow Route, Suite L
   Rancho Cucamonga, California 91730

William V. Perry ...........................................      290,470 (2)    3.55%
   3200 Bristol, 8/th/ Floor
   Costa Mesa, California 92626

Ann L. Petersen ............................................        6,250         .08%
   Star Route 5080
   Keaau, Hawaii 96749

Michael P. Roth ............................................            0           0%
   3200 Bristol, 8/th/ Floor
   Costa Mesa, California 92626

James E. Shipley ...........................................      813,375 (3)    9.94%
   3200 Bristol, 8/th/ Floor
   Costa Mesa, California 92626

B. Joe Wimer ...............................................        6,250         .08%
   3200 Bristol, 8/th/ Floor
   Costa Mesa, California 92626

Directors and officers as a group
   (7 persons, including the above) .........................   1,205,108        14.7%
                                                                =========     ==========

___________________________________

(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares, except as otherwise specifically indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as warrants or options to purchase the Common Stock of the Company.
(2) Represents shares of the Company owned by Win, Win, Solver Group, Inc., a corporation owned by Mr. Perry. It also includes 13,688 shares held by a trust of which Mr. Perry is the trustee. He is not a beneficiary of the trust, and disclaims any ownership of its securities.
(3) Represents shares of the Company owned by World Trends Financial, Ltd., a corporation beneficially owned by Mr. Shipley.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

          Effective March 12, 1997, the Company issued a promissory note in the principal amount of $100,000 to James E. Shipley for advances made to the Company. The note bears interest at 7% per annum and is due on March 12, 1998. Mr. Shipley also made additional advances to the Company. As a result, the Company was indebted to Mr. Shipley in the amount of $130,405 as of September 30, 1997.

          During the fiscal year ended September 30, 1997, the Company incurred unreimbursed expenses regarding ERA Sterling Alliance Real Estate, a real estate brokerage company owned by the family of James E. Shipley, a director and officer of the Company, in the amount of $166,212.

          During the fiscal year ended September 30, 1997, the Company made loans to Bruce J. Brosky, a director and Vice President of the Company in the total amount of $77,000, with interest at 7% per annum.

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

         10(k)* Stock Purchase Agreement dated November 1, 1997, regarding acquisition of Investment Consultants, Inc.

         10(l)* ICI Master Commitment to purchase loans under ConformPlus program dated October 21, 1997.

         10(m)* ICI Master Commitment to purchase second deed trust mortgage deeds dated September 12, 1997.

         10(n)* ICI Master Commitment to purchase jumbo and conforming residential mortgages dated September 4, 1997.

         10(o)* Master agreement for sale of mortgages with ContiMortgage Corporation.

         10(p)* Sale agreement for purchase of mortgage loans with the Mortgage Authority, Inc. dated April 3, 1997.

         10(q)* Mortgage loan Seller/Servicer Agreement with First Union National Bank of North Carolina dated March 16, 1997.

         10(r)* Mortgage Purchase Agreement with Resource Bancshares Mortgage Group, Inc. dated March 10, 1997.

         10(s)* Stock Purchase Agreement with Linda K. Gregg dated November 1, 1997, regarding agreement of Preferred Holding Group, Incorporated.

         11 Statement re: computation of per share earnings --Reference is made to the Statements of Operations of the Registrant for its fiscal year ended September 30, 1997, which are incorporated by reference herein.

         21.1 Description of the subsidiaries of the Registrant: The Company has four (4) wholly owned subsidiaries, (i) EMB Mortgage Corporation, a California corporation; (ii) Investment Consultants, Inc., a Colorado corporation; (iii) EMB
                 Financial Services, Inc., a Colorado corporation; and (iv) America Teleconferencing Services, Inc., a Nevada corporation.

         23.1*   Consent of Harlan & Boettger

         27.*    Financial Data Schedule.

         _____________________
         *Filed herewith

         (b)     Reports on Form 8-K. The Registrant did not file any reports on
                 -------------------
Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Registrant:         EMB CORPORATION


               By:  /s/ James E. Shipley
                    _______________________________________
                    James E. Shipley, President


               In connection with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 12, 1998


By:   /s/ James E. Shipley                 /s/ William V. Perry
      -----------------------------        -------------------------------------
      James E. Shipley                     William V. Perry
      Director and President               Director and Executive Vice President


      /s/ B. Joe Wimer                     /s/ Bruce J. Brosky
      -----------------------------        -------------------------------------
      B. Joe Wimer                         Bruce J. Brosky
      Director, Secretary, Treasurer,      Director and Vice President-Marketing
       Chief Financial Officer and          and Public Relations
       Principal Accounting Officer


      /s/ Joseph K. Brick                  /s/ Michael P. Roth
      -----------------------------        -------------------------------------
      Joseph K. Brick                      Michael P. Roth
      Director and Vice President          Director and Vice President
       of EMB Mortgage Corporation

                         EMB CORPORATION AND SUBSIDIARY

                          AUDITED FINANCIAL STATEMENTS

                       AS OF SEPTEMBER 30, 1997 AND 1996

                                C O N T E N T S

                                                                                    PAGE
                                                                                    ----

INDEPENDENT AUDITORS' REPORT                                                         F-1

CONSOLIDATED FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997 AND 1996                       F-2

 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
   SEPTEMBER 30, 1997, 1996 AND 1995                                                 F-3

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED
   SEPTEMBER 30, 1997, 1996 AND 1995                                                 F-4

 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 1997,
   1996 AND 1995                                                                     F-5

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                      F-6 - F-19

                         INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
EMB CORPORATION AND SUBSIDIARY:

We have audited the accompanying consolidated balance sheets of EMB Corporation (a Hawaii corporation) and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended September 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMB Corporation and subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended September 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



Harlan & Boettger, LLP
San Diego, California
December 3, 1997

                        EMB CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


     ASSETS                                                                                           September 30,
                                                                                        September 30,     1996
                                                                                            1997      (As restated)
                                                                                        ------------  --------------
CURRENT ASSETS
   Cash                                                                                 $    61,409     $       395
   Restricted cash (Note J)                                                                  34,000               -
   Accounts receivable (net of allowance of $17,958 and $0, respectively)                     8,890          14,582
   Mortgage loans held for sale (Note K)                                                  7,092,238               -
   Inventory                                                                                      -          35,324
   Notes receivable - officers (Note D)                                                     227,600               -
   Current portion of note receivable (Notes G and H)                                       165,574          14,000
   Prepaid expenses and other (Note C)                                                      218,441               -
                                                                                        -----------     -----------


     TOTAL CURRENT ASSETS                                                                 7,808,152          64,301

PROPERTY AND EQUIPMENT, net (Note F)                                                        462,992         149,363

NOTE RECEIVABLE, less current portion (Notes G and H)                                     3,161,133               -

RELATED PARTY RECEIVABLE (Note M)                                                           166,212         129,687

LAND HELD FOR SALE (Note G)                                                                  43,000         843,000

INTANGIBLE ASSETS, net (Note I)                                                             105,885               -

OTHER ASSETS (Note J)                                                                     1,275,210           4,128
                                                                                        -----------     -----------

                                                                                        $13,022,584     $ 1,190,479
                                                                                        ===========     ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                     $   539,488     $   195,374
   Warehouse line of credit (Note K)                                                      7,029,738               -
   Bank overdrafts                                                                                -          27,177
   Accrued expenses                                                                         170,743          48,886
   Notes payable - current portion (Note L)                                                 227,487         293,793
   Capital lease obligations - current portion (Note O)                                      24,467          28,553
                                                                                        -----------     -----------


     TOTAL CURRENT LIABILITIES                                                            7,991,923         593,783

RELATED PARTY PAYABLE (Note M)                                                              130,405               -

NOTES PAYABLE, net of current portion (Note L)                                               17,154          65,000

CAPITAL LEASE OBLIGATIONS, net of current portion (Note O)                                    3,361          30,096

DEFERRED GAIN (Note H)                                                                    3,200,000               -
                                                                                        -----------     -----------
     TOTAL LIABILITIES                                                                   11,342,843         688,879
                                                                                        -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note O)                                                            -               -

SHAREHOLDERS' EQUITY
   Preferred stock, no par value, 5,000,000 shares authorized; 648,648
     and 0 shares issued and outstanding, respectively                                    1,009,000               -
   Common stock, no par value, 30,000,000 shares authorized;
     7,535,942 and 5,311,817 shares issued and outstanding, respectively                  6,955,482       3,910,391
   Common stock to be issued                                                                160,875         585,000
   Common stock subscribed (net of allowance of $187,875 and $0, respectively)             (100,000)       (200,000)
     (Note X)
   Retained deficit                                                                      (6,345,616)     (3,793,791)
                                                                                        -----------     -----------

     TOTAL SHAREHOLDERS' EQUITY                                                           1,679,741         501,600
                                                                                        -----------     -----------

                                                                                        $13,022,584     $ 1,190,479
                                                                                        ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                        EMB CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Years ended September 30,
                                                                      ---------------------------------------
                                                                                        1996
                                                                           1997     (As restated)     1995
                                                                       -----------   -----------   ----------
REVENUES
  Loan origination and other fees, net of commitment fees              $ 4,156,193   $   244,874   $   97,400
  Product sales                                                                  -        31,545            -
                                                                       -----------   -----------   ----------

     TOTAL REVENUES                                                      4,156,193       276,419       97,400

COST OF SALES                                                                    -        29,636            -
                                                                       -----------   -----------   ----------

  Gross profit                                                           4,156,193       246,783       97,400
                                                                       -----------   -----------   ----------

OPERATING EXPENSES
  Loan origination costs, commissions and other fees                     2,331,815             -            -
  General and administrative                                             4,347,247     3,375,244      531,818
  Depreciation and amortization                                             71,461        31,056        2,662
                                                                       -----------   -----------   ----------

     TOTAL OPERATING EXPENSES                                            6,750,523     3,406,300      534,480
                                                                       -----------   -----------   ----------

LOSS FROM OPERATIONS                                                    (2,594,330)   (3,159,517)    (437,080)
                                                                       -----------   -----------   ----------

OTHER INCOME (EXPENSES)
  Interest income                                                           15,146             -            -
  Interest expense                                                         (36,979)      (64,393)      (2,164)
  Other                                                                     65,938        (2,688)       9,989
                                                                       -----------   -----------   ----------

     TOTAL OTHER INCOME (EXPENSES)                                          44,105       (67,081)       7,825
                                                                       -----------   -----------   ----------

LOSS BEFORE INCOME TAXES                                                (2,550,225)   (3,226,598)    (429,255)
  Provision for income taxes (Note N)                                        1,600         1,600          800
                                                                       -----------   -----------   ----------

NET LOSS                                                               $(2,551,825)  $(3,228,198)  $ (430,055)
                                                                       ===========   ===========   ==========

NET LOSS PER COMMON SHARE                                                    $(.42)        $(.89)       $(.29)
                                                                       ===========   ===========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                            6,114,176     3,641,421    1,469,225
                                                                       ===========   ===========   ==========

  The accompanying notes are an integral part of these financial statements.

                        EMB CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                   Common             Common                Total
                               Common Stock          Preferred Stock       Stock      Stock to be   Retained   Shareholders'
                               ------------         ----------------
                              Shares     Amounts    Shares     Amount    Subscribed     Issued      Deficit   Equity (Deficit)
                              ------     -------    ------     ------    ----------     ------      -------   ----------------
BALANCE, SEPTEMBER 30, 1994       1,288,600  $  150,000           -        $  -      $    -       $    -      $(135,538)   $ 14,462
   Shares issued for
    Riverside land                    8,250      33,000           -           -           -            -             -       33,000
   Shares issued for services       172,500     155,250           -           -           -            -             -      155,250
   Shares issued to founders
    for services                    175,000       7,000           -           -           -            -             -        7,000
   Net loss                               -           -           -           -           -            -      (430,055)    (430,055)
                                 ----------  ----------     -------     -------     -------      -------    ----------   ----------
BALANCE, SEPTEMBER 30, 1995       1,644,350     345,250           -           -           -            -      (565,593)    (220,343)

   Proceeds from sale of
    shares                          412,707   1,017,914           -           -           -            -             -    1,017,914
   Shares issued for services       836,389   1,279,460           -           -           -            -             -    1,279,460
   Shares issued to founders
    for services                    893,712      35,749           -           -           -            -             -       35,749
   Shares issued for Monterey
    land                            200,000     800,000           -           -           -            -             -      800,000
   Shares issued for note
    receivable                       50,000     200,000           -           -    (200,000)           -             -            -
   Shares issued for debt           116,009     232,018           -           -           -            -             -      232,018
   Shares issued for net
    assets of Sterling
    Alliance Group, Ltd.          1,158,650           -           -           -           -            -             -            -
   Shares to be issued for
    services                              -           -           -           -           -      585,000             -      585,000
   Net loss                               -           -           -           -           -            -    (3,228,198)  (3,228,198)
                                 ----------  ----------     -------  ----------   ---------   ----------    ----------   ----------
 BALANCE, SEPTEMBER 30, 1996      5,311,817  $3,910,391           -    $      -   $(200,000)   $ 585,000   $(3,793,791)  $  501,600
   (As restated)
   Proceeds from sale of
    shares                           50,000     137,500           -           -           -            -             -      137,500
   Shares issued for services       991,750   1,456,903           -           -           -     (585,000)            -      871,903
   Shares issued for exercise
    of warrants                      96,250     140,938           -           -           -            -             -      140,938
   Warrants exercised
    for subscription receivable      86,125     172,250           -           -    (212,875)           -             -      (40,625)
   Shares issued for
    investment in joint venture   1,000,000   1,137,500           -           -           -            -             -    1,137,500
   Proceeds from private
    placement of preferred stock
    net of issuance costs                 -           -     648,648   1,009,000           -             -            -    1,009,000
   Shares to be issued for
    services                              -           -           -           -           -       160,875            -      160,875
   Payment of stock
    subscription receivable               -           -           -           -     125,000             -            -      125,000
   Set up bad debt reserve                -           -           -           -     187,875             -            -      187,875
   Net loss                               -           -           -           -           -             -   (2,551,825)  (2,551,825)
                                 ----------  ----------     -------  ----------   ---------   ----------    ----------   ----------
BALANCE, SEPTEMBER 30, 1997       7,535,942  $6,955,482     648,648  $1,009,000   $(100,000)   $ 160,875   $(6,345,616) $ 1,679,741
                                 ==========  ==========     =======  ==========   =========   ==========   ===========  ===========

 The accompanying notes are an integral part of these financial statements.

                        EMB CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years ended September 30,
                                                                      ----------------------------------------------
                                                                                           1996
                                                                           1997        (As restated)         1995
                                                                      --------------   -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                               $(2,551,825)    $(3,228,198)      $(430,055)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Common stock issued for services                                       785,236       1,315,209         162,250
      Common stock to be issued for services                                  53,625         585,000               -
      Related party note payable issued for services                          63,750               -               -
      Increase in reserves                                                   493,833               -               -
      Depreciation and amortization                                           71,461          31,056           2,662
      Changes in operating assets and liabilities:
        (Increase) decrease in:
          Restricted cash                                                   (129,809)              -               -
          Accounts receivable                                                (12,266)        (14,582)              -
          Inventory                                                           35,324         (35,324)              -
          Mortgage loans held for sale                                    (7,092,238)              -               -
          Prepaid expenses and other assets                                 (350,297)         (2,951)         (1,177)
        Increase in:
          Accounts payable                                                   316,937         217,867             349
          Accrued expenses                                                   121,858          46,637           1,449
                                                                         -----------     -----------       ---------

NET CASH USED IN OPERATING ACTIVITIES                                     (8,194,411)     (1,085,286)       (264,522)
                                                                         -----------     -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                        (377,240)        (96,846)         (6,720)
 Payment for land purchase                                                         -               -         (10,000)
 Purchases of intangible assets                                             (113,736)              -               -
 Loans made on notes receivable - officers                                  (227,600)              -               -
 Loans made on notes receivable                                             (112,707)              -         (14,000)
 Loans made on related party receivable                                      (36,525)        (74,798)        (29,092)
 Proceeds from sale of land held for investment                              800,000               -               -
                                                                         -----------     -----------       ---------

NET CASH USED IN INVESTING ACTIVITIES                                        (67,808)       (171,644)        (59,812)
                                                                         -----------     -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds on line of credit, net                                           7,029,738              -                -
 Proceeds from issuance of notes payable                                           -        268,893          355,776
 Payments under capital lease obligations                                    (30,821)       (17,300)               -
 Payments on borrowings                                                     (154,777)       (38,253)               -
 Proceeds from sale of common stock                                          278,438      1,017,914                -
 Proceeds from related party borrowings                                       66,655              -                -
 Proceeds from preferred stock private placement (net of issuance costs)   1,009,000              -                -
 Proceeds from common stock subscribed                                       125,000              -                -
                                                                         -----------     -----------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  8,323,233       1,231,254         355,776
                                                                         -----------     -----------       ---------

NET INCREASE (DECREASE) IN CASH                                               61,014         (25,676)         31,442

CASH, BEGINNING                                                                  395          26,071          (5,371)
                                                                         -----------     -----------       ---------

CASH, ENDING                                                             $    61,409     $       395       $  26,071
                                                                         ===========     ===========       =========

 The accompanying notes are an integral part of these financial statements.

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization and Nature of Operations

     EMB Corporation (formerly called Pacific International, Inc.) (the "Company") was incorporated under the laws of the State of Hawaii on May 5, 1960. Effective December 16, 1995, the Company acquired the net assets of Sterling Alliance Group, Ltd ("SAG") which included 100% ownership in Electronic Mortgage Banc, Ltd. ("EMB") and land held for sale. For financial statement purposes the transaction has been recorded as a recapitalization of SAG and the issuance of shares for the net assets of the Company due to the fact that SAG provides substantially all of the historic and on-going operations (See Note B). The historical and on-going financial statements primarily represent the assets, liabilities and operations which were acquired from SAG.

     The Company has an interactive software system for the origination and processing of mortgage loans which it calls Video Interactive Mortgage Process ("VIP"). This system has been linked to the ProShare video personal conferencing 200 software developed by Intel Corporation that provides direct teleconferencing and interaction between prospective mortgage borrowers and mortgage lenders. The Company licenses its mortgage software system to real estate brokers, builders, credit unions, mortgage brokers and others. The Company also independently originates and processes mortgage loans, and intends to engage in the secondary placement of real estate mortgages. The Company has sales offices located in the western, southeastern, and southern regions of the United States.

     Basis of Consolidation

     The consolidated financial statements include the accounts of EMB Corporation and its subsidiary company (together, "the Company") after elimination of material intercompany accounts and transactions.

     Basis of Accounting

     The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles.

     Significant Estimates

     Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include the valuation allowance for deferred tax assets, reserves for interest receivable relating to the note receivable and the common stock subscribed, deferred loan origination costs, and discounted value of restricted stock issued for services and investment in joint venture. It is at least reasonably possible that a change in the estimates will occur in the near term.



A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

     Cash

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cash includes cash on hand and cash in checking and savings accounts. The balance, at times, may exceed federally insured limits. At September 30, 1997 the Company exceeded the insured limits by an immaterial amount.

     Mortgage Loans Held for Sale

     Mortgage loans held for sale represent the Company's security interest in mortgage loans funded on their Imperial Warehouse Lending Group, Inc. line of credit, which have not yet been purchased by ICI Funding (ICI), in accordance with their Master Repurchase Agreement. (See Note K). Such purchases are typically made within 10 days from the date the Company funds a loan.

     Mortgage loans held for sale are stated at lower of cost or market determined on an aggregate loan basis. Market value for mortgage loans covered by investor commitments is based on commitment prices. Mortgage loans held for sale include deferred loan origination costs of $62,750 and $0 at September 30, 1997 and 1996, respectively. Credit is granted to individuals located throughout the United States. The loans are collateralized and secured by first deeds on real property. The interest rates on these mortgage loans are at market, which generally ranges from 7.0% to 9.5%.

     Mortgage Servicing Rights

     Included with the mortgage loans that are held for sale is the mortgage servicing rights which are sold with the mortgage loans.

     Inventory

     Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method. Inventory consists of mortgage loan processing and teleconferencing software and equipment. As of September 30, 1997 the inventory was written off as the equipment and software were determined to be worthless.

     Property and Equipment

     Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. In the year of acquisition of property and equipment, one-half year's depreciation is taken regardless of the actual date placed into service. Maintenance and repairs are charged to operations as incurred, and major improvements are capitalized. Upon retirement, sale, or other disposition, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected in operations.

     Intangible Assets

     Intangible assets subject to amortization include the design and copyright of the corporate logo and computer software. The logo design and copyright is amortized on a straight-line basis over twenty years, and the computer software is amortized on a straight-line basis over five years.



A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Loan Origination Fees

     Loan origination fees and costs are shared with the brokers who bring the loan to the Company. The Company's portion of the loan origination fee is included in the loan production revenue when the loan is sold.

     Revenue Recognition

     Origination fees, service release fees and other fees, net of direct costs, are deferred and recognized at the time the loan is sold.

     Revenue and Cost Recognition - Land Held for Sale

     The Company expects that it will from time to time hold real estate for sale. Land acquisition costs have been capitalized and they will be charged to earnings when the related revenue is recognized. Other costs incurred in connection with the land are charged to earnings when incurred.

     Deferred Commitment Fees

     Deferred commitment fees, included in Prepaid Expenses and Other, consist of fees paid to permanent investors to ensure the ultimate sale of loans. Fees paid to permanent investors are recognized as an adjustment to the sales price when the loans are sold.

     Advertising

     The Company expenses advertising costs as incurred. Advertising expenses included in general and administrative expenses were $18,043, $3,085, and $512, for the fiscal years ended September 30, 1997, 1996, and 1995, respectively.

     Income Taxes

     Income taxes, are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
     109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Per Share Information

     Net loss per common share amounts are computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding in the period. Common stock equivalents consist of warrants granted. For the net loss per common share calculation there were no dilutive common stock equivalents.


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." During the year ended September 30, 1997, the Company issued shares of its restricted stock, valued at $101,278, to officers and employees for services rendered. During the years ended September 30, 1997, 1996 and 1995, the Company issued shares of its restricted stock, valued at $1,456,903, $1,279,460, and $155,250, respectively, to unrelated parties for services rendered. The value of the shares was based on the fair value of the stock determined by market prices, discounted for the stock restriction.

     Financial Statement Reclassifications

     Certain amounts reflected in the consolidated financial statements for the years ended September 30, 1996 and 1995 have been reclassified to conform to the presentation for the year ended September 30, 1997.

B.   RECAPITALIZATION:

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

C.   PREPAID EXPENSES AND OTHER :

     Prepaid expenses and other are summarized as follows:

                                         September 30,  September 30,
                                             1997           1996
                                         -------------  -------------

     Deferred commitment fees            $     193,917  $           -
     Other                                      24,524              -
                                         -------------  -------------

     Total prepaid expenses and other    $     218,441  $           -
                                         =============  =============

D.   NOTES RECEIVABLE - OFFICERS:

     The Company has notes receivable from officers totaling $227,600 at September 30, 1997. These notes bear interest at 7.0% per annum and are payable in one installment including interest in January 1998 and September 1998. During 1997, interest income on these notes was $10,909.

E.   RESTATEMENT:

     An error, resulting in the understatement of net loss, common stock to be issued, operating expenses and retained deficit in the Company's previously issued financial statements for the year ended September 30, 1996, has resulted in the restatement of those financial statements. The changes to retained deficit as of September 30, 1996 and the related statement of operations for the year then ended are summarized as follows:

                                                       Retained

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         Deficit      Net Loss
                                                      ------------  ------------
        As previously reported, September 30, 1996    $(3,208,791)  $(2,643,198)

        Omission of stock for services transaction       (585,000)     (585,000)
                                                      -----------   -----------

        As restated, September 30, 1996               $(3,793,791)  $(3,228,198)
                                                      ===========   ===========

     The income tax effect of this error was to increase the deferred income tax asset and the valuation allowance $234,600 at September 30, 1996.

F.   PROPERTY AND EQUIPMENT:

     Property and equipment are summarized as follows:

                                         September 30,  September 30,
                                             1997           1996
                                         -------------  -------------
        Machinery and equipment          $     363,041  $     112,532
        Furniture & fixtures                   142,552         71,317
        Leasehold improvements                  55,496              -
                                         -------------  -------------

                                               561,089        183,849
        Less accumulated depreciation           98,097         34,486
                                         -------------  -------------

        Property and equipment, net      $     462,992  $     149,363
                                         =============  =============

G.   LAND HELD FOR SALE:

     SAG acquired approximately five acres of undeveloped land in Riverside County, California on February 24, 1995 from Rancho Brisa Corp., an unrelated third party. SAG paid $10,000 cash, and issued 8,250 shares of their common stock valued at $4.00 per share as consideration. The land was subsequently collateralized against a $65,000 note payable (See Note L).

     SAG also acquired approximately 61 acres of undeveloped land with water producing rights and three wells in Monterey County, California on December 11, 1995 from Golden River Corp., an unrelated third party. Each well can produce approximately 900,000 gallons of water per 24 hour period and the water supply is replenished annually from the run-off of the surrounding mountains. SAG issued 200,000 shares valued at $4.00 per share of its common stock as consideration. This land was sold on December 30, 1996 to an unrelated party for $4,000,000. The Company received a down payment of $800,000 and a note receivable for $3,200,000 with interest at 12% per annum. The Company has reported this sale on the deposit method, recovering the initial cost of the land with the down payment. Future payments will be recognized as income when received (see Note H).


H.   NOTE RECEIVABLE:

     Note receivable at September 30, 1997, consists of $3,200,000 due from the sale of the Monterey Land for $4,000,000. The note is secured by the property and payable in nine annual payments of $422,867 commencing December 1997, including interest at 12% per annum, with a final payment of remaining principal and any accrued interest due December 2006.

     In accordance with Statement of Financial Accounting Standards No. 66 (SFAS
     66), "Accounting for Sales of Real Estate", the Company has provided for the recognition of profit based on the Deposit Method and, accordingly, has

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     recorded a Deferred Gain of $3,200,000 as of September 30, 1997 (see Note
     G).

I.   INTANGIBLE ASSETS:

     Intangible assets are summarized as follows:

                                                 September 30,  September 30,
                                                      1997           1996
                                                 -------------  -------------
        Logo and copyrights                      $      87,371  $           -
        Computer software                               26,365              -
                                                 -------------  -------------

                                                       113,736              -
        Less accumulated amortization                    7,851              -
                                                 -------------  -------------

        Intangible assets, net                   $     105,885  $           -
                                                 =============  =============

J.   OTHER ASSETS:

     Other assets are summarized as follows:

                                                  September 30,  September 30,
                                                       1997          1996
                                                  -------------  -------------
        Investment in joint venture               $   1,137,500  $           -
        Interest receivable, net of allowance            15,146              -
        Deposits - other                                 26,755          4,128
        Restricted cash                                 129,809              -
        Less: current portion, restricted cash          (34,000)             -
                                                  -------------  -------------

        Total other assets                        $   1,275,210  $       4,128
                                                  =============  =============

     Investment in joint venture relates to the Company's 50% interest in an international joint venture to further its real estate mortgage business throughout Europe, Australia and New Zealand. The Company contributed 1,000,000 restricted common shares to fulfill its investment. The investment, which was acquired August 29, 1997, is valued at 65% of the stock's market value per management's estimate of a reasonable discount. As of December 3, 1997, the Company's capital contribution was being held in escrow pending finalization of incorporation. However, as of September 30, 1997, the joint venture has commenced operations.

J.   OTHER ASSETS: (CONTINUED)

     Restricted cash reflects monies held in a certificate of deposit pursuant to the terms of the Company's lease agreement for its corporate office space. These monies are being held by the landlord as security for the Company's adherence to the terms, covenants and conditions of the lease. The agreement stipulates that $34,000 will be released beginning April 1998 and each year thereafter, provided the Company isn't in default under the lease. The remaining restricted cash relates to an agreement the Company has with ICI wherein the Company is required to fund two percent of loan balances which are being financed by the ICI warehouse credit line but purchased by another investor. This account is used to fund the Company's share of these loans.

K.   WAREHOUSE LINE OF CREDIT:

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has a $3,000,000 line-of-credit with Imperial Warehouse Lending Group, Inc. (IWLGI) which can be used solely for the purpose of funding mortgage loans. Borrowings bear interest at Bank of America's prime + .5%. The line is secured by a personal guarantee and the original mortgage notes. The Company must maintain an average daily balance of $1,500,000. As of September 30, 1997 the outstanding balance was $7,029,738, $4,029,738 in excess of the lending limit. The Company has recorded a corresponding asset, Mortgage Loans Held For Sale, representing the Company's security interest in the underlying properties. The line of credit expired September 26, 1997. Since that date, IWLGI has accommodated the Company's credit needs pending a formal extension of the agreement.

L.   NOTES PAYABLE:


     Notes payable are summarized as follows:
                                                                               September 30,          September 30,
                                                                                   1997                    1996
                                                                               -------------          ------------
     Note payable due to Frederic R. Weeth, interest at 10%,
     no established repayment schedule, note past due, principal
     and any unpaid interest due on demand, unsecured                             $ 24,375              $ 26,250

     Note payable due to Thomas J. Donahue, interest at 10%
     no established repayment schedule, note past due, principal
     and any unpaid interest due on demand, unsecured                               24,375                26,250

     Note payable to Howard C. Kuhle, interest at 12%, interest only payable monthly, principal and any unpaid interest due
     March 1998, secured by deed of trust on Riverside County
     land                                                                           65,000                65,000

     Note payable to Baronin Enterprises, Inc., interest at 8%,
     principal and any unpaid interest due on demand                                50,000

     Note payable to Havon Funding, L.P., interest at 10.5%, 24 monthly payments of $480 including interest, unsecured, final
     payment including any unpaid interest due November 1998                        21,191                     -

     Various notes payable to unrelated parties, no established
     repayment schedule, unsecured, non-interest-bearing                           109,700               191,293
                                                                               -------------          ------------

                                                                                   244,641               358,793

       Less current portion                                                        227,487               293,793
                                                                               -------------          ------------

       Notes payable, net of current portion                                      $ 17,154              $ 65,000
                                                                               =============          ============

L.   NOTES PAYABLE: (CONTINUED)

     Aggregate maturities required on long-term debt at September 30, 1997 are as follows:

          1998                      $227,487
          1999                        17,154
          Thereafter                       -
                                    --------

                                    $244,641
                                    ========

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M.   RELATED PARTY TRANSACTIONS:

     Related party receivable at September 30, 1997 and 1996 consists of non-interest bearing, unsecured amounts due on demand from a related corporation of $166,212 and $129,687, respectively.

     Related party payable at September 30, 1997 consists of loans (portion non-interest bearing, due on demand, balance interest at 7% per annum, due March 1998, all amounts unsecured) made to the Company by a director/officer and amounts due (unsecured, account payable) to an entity owned by another director for consulting services of $130,405 and $48,357, respectively.

N.   INCOME TAXES:

     As discussed in Note A, the Company accounts for income taxes in accordance with SFAS 109.

     Provisions for income taxes are summarized as follows:

                                                    Year ended September 30,
                                                    ------------------------
                                                       1997    1996   1995
                                                      ------  ------  -----
          Current income taxes                        $1,600  $1,600  $ 800
          Deferred income taxes                            -       -      -
                                                      ------  ------  -----

          Provision for income taxes                  $1,600  $1,600  $ 800
                                                      ======  ======  =====

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N.   INCOME TAXES: (CONTINUED)

     As a result of adopting SFAS 109, the Company has recognized deferred tax assets for the tax effects of temporary differences for the years ended September 30, 1997, 1996 and 1995 as follows:

                                           Year ended September 30,
                                       -----------------------------------
                                                    1996
                                         1997   (As restated)       1995
                                       -------  ------------     ---------
     Deferred tax assets:
       Net operating losses        $ 2,212,800   $ 1,354,600      $ 120,000
       Deferred gain                   277,100             -              -
       Reserves                        213,800             -              -
                                   -----------   -----------      ---------

     Gross deferred tax assets       2,703,700     1,354,600        120,000
     Valuation adjustment           (2,703,700)   (1,354,600)      (120,000)
                                   -----------   -----------      ---------

          Net deferred tax assets  $         -   $         -      $       -
                                   ===========   ===========      =========

     The net change in the valuation allowance from September 30, 1997 to 1996 was $1,349,100 and $1,234,600 from September 30, 1996 to 1995.

     The Company has net operating loss carryforwards remaining of approximately $4,700,000. The regular net operating loss carryforwards, which are approximately the same as the alternative net operating loss carryforwards, if not utilized, will expire as follows:

                                                         Federal      State
                                                       ----------  ----------
          2000                                         $        -  $1,314,000
          2001                                                  -     958,000
          2009                                            100,000           -
          2010                                            200,000           -
          2011                                          2,500,000           -
          2012                                          1,900,000           -
                                                       ----------  ----------

                                                       $4,700,000  $2,272,000
                                                       ==========  ==========

O.   COMMITMENTS AND CONTINGENCIES:

     Operating Leases

     The Company leases its office facilities under operating leases from unrelated third parties which expire at various dates, ranging from one to five years. Rental expense for the years ended September 30, 1997, 1996 and 1995 was $155,022, $90,132 and $0, respectively.

     Minimum future rental payments under the lease agreements are summarized as follows:

               1998                                      $333,400
               1999                                       335,700
               2000                                       357,200
               2001                                       262,200
               2002                                       131,100
                                                       ----------

                                                       $1,419,600
                                                       ==========

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



O.   COMMITMENTS AND CONTINGENCIES: (CONTINUED)

     The noncancelable operating leases provide that the Company pays for property taxes, insurance and certain other operating expenses applicable to the leased premises.

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

                                            September 30,   September 30,
                                                1997            1996
                                            -------------  --------------

          Cost                              $ 75,949       $ 75,949

          Accumulated depreciation           (36,382)       (23,450)
                                            --------       --------

             Net Book Value                 $ 39,567       $ 52,499
                                            ========       ========

     The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments are as follows:

       Year ending September 30,
       -------------------------
               1998                                     $ 28,998
               1999                                        2,916
                                                        --------

                                                          31,914

               Less amount representing interest          (4,086)
                                                        --------

                                                          27,828

               Less current portion of capital lease     (24,467)
                                                        --------

               Long-term capital lease obligations      $  3,361
                                                        ========

     Contingencies

     The Company is involved in certain claims and legal proceedings in which monetary damages and other relief are sought. The Company is vigorously contesting these claims. However, these claims are preliminary, and their ultimate outcome cannot presently be predicted. In any event, it is the opinion of management that any liability of the Company for claims or proceedings will not materially affect its financial position.



P.   SUPPLEMENTAL CASH FLOW INFORMATION:

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Supplemental disclosures of cash flow information are summarized as follows:

                                                                 Years ended September 30,
                                                          -------------------------------------
                                                              1997        1996       1995
                                                           ------------  ---------  ----------
     Cash paid for interest and income taxes:
         Interest                                          $   18,506    $ 52,232   $ 2,164

         Income taxes                                      $    1,600    $      -         -

     Noncash investing and financing activities:
         Capital lease obligations incurred                $        -    $ 57,881   $18,068

         Common stock issued for land                      $        -    $800,000   $33,000

         Common stock issued for related party
            payable                                        $        -    $232,018   $     -

         Common stock issued for investment in
            joint venture                                  $1,137,500    $      -   $     -

Q.   SHAREHOLDERS' EQUITY:

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

     Common stock to be issued relates to remuneration in the form of common stock, wherein the liability is accruable as of the balance sheet date but the stock has not been issued.

R.   PREFERRED STOCK:

     In August 1997, the Company designated 1,066,666 shares of its authorized preferred stock as Convertible Preferred Stock, Series A (the "Convertible Preferred"). The Company sold a total of 648,648 shares of Convertible Preferred (at a price of $1.85 per share) in a private placement that was consummated in August 1997. As additional consideration, the Company issued warrants to purchase 150,000 shares of the Company's common stock at an initial exercise price of $1.85 per share. The Convertible Preferred has a stated value of $1.85 and is entitled to receive cumulative dividends at an annual rate of $.148 per share, payable quarterly when and if declared by the Board of Directors and is convertible, at any time at the option of the holder, into shares of the Company's common stock at a conversion price equal to the lesser of (a) $1.85 per share or (b) 75% of the average closing bid price of the Common Stock during the five trading days immediately preceding such conversion. In the event of any noticed conversion of the Convertible Preferred at a conversion price of less than $1.125 per common share then the Company may, at its option, redeem the shares of the Convertible Preferred, in whole or in part, at an amount equal to 117% of the purchase price of the holder's Convertible Preferred



R.   PREFERRED STOCK: (CONTINUED)

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     plus an amount equal to accrued and unpaid dividends, if any, to (and including) the date fixed for redemption, whether or not earned or declared. Each share of the Convertible Preferred is entitled to vote on any matter submitted to the shareholders as if the Convertible Preferred had been converted into common stock, and each share has a liquidation preference equal to $2.16.

S.   STOCK OPTION, SAR AND STOCK BONUS PLAN:

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

     The Company has reserved a total of 250,000 shares of common stock for issuances under the plan. As of September 30, 1997, no shares have been granted under the plan.

T.   COMMON STOCK WARRANTS:

     The following table summarizes common stock warrant activity during the years ended September 30, 1997 and 1996:


                                                       For the years ended
                                                           September 30,
                                                     -----------------------
                                                        1997          1996
                                                     ---------      --------
          Beginning balance                            108,750             -
          Issued                                       286,125       108,750
          Exercised                                   (182,375)            -
          Expired                                            -             -
                                                      --------       -------

          Ending Balance                               212,500       108,750
                                                      ========       =======

     As of September 30, 1997, the exercise price of outstanding warrants range from $1.85 - $2.00 and the expiration dates range from March 1998 to August 2000.

U.   RETIREMENT PLAN:

     The Company adopted a 401(k) retirement plan effective August 1, 1997. As of the adoption date, the plan covers all employees who are at least 21 years of age. Thereafter, an employee must have four months of service and be at least 21 years of age to be eligible. Under the plan, the employees may contribute up to 15% of their compensation. The Company holds the right to make a discretionary contribution. There was no Company contribution for the year ended September 30, 1997.



V.   SIGNIFICANT CUSTOMER:

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A significant source of revenue for the Company is derived from the resale of retail mortgage loans to a single national mortgage lender. The Company sold approximately 90% of its mortgage loans to this one lender for the year-ended September 30, 1997. There is no receivable balance due from the lender at September 30, 1997. The line of credit which has been used to fund these mortgage loans expired on September 26, 1997. The loss of this line of credit and/or the loss of the national mortgage lender would have a material adverse affect on the Company's ability to continue in business.

W.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following disclosure of estimated fair values of financial instruments as of September 30, 1997 and 1996 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.


                                      September 30, 1997     September 30, 1996
                                     ----------------------  --------------------
                                      Carrying   Estimated   Carrying  Estimated
                                       Amount    Fair Value   Amount   Fair Value
                                     ----------  ----------  --------  ----------

     Assets
     ------

     Accounts receivable             $    8,890  $    8,890  $ 14,582    $ 14,582
     Mortgage loans held for sale     7,092,238   7,092,238         -           -
     Notes receivable                 3,554,307   3,554,307    14,000      14,000

     Liabilities
     -----------

     Accounts payable                   539,488     539,488   195,374     195,374
     Bank overdraft                           -           -    27,177      27,177
     Notes payable                      244,641     244,641   358,793     358,793
     Warehouse line of credit         7,029,738   7,029,728         -           -

X.   COMMON STOCK SUBSCRIBED:

     Common stock subscribed represents the Company's issuance of common stock to three unrelated parties in exchange for notes receivable. The notes are unsecured, bear interest at rates ranging from 9% to 10% and are due in January and February 1998. The Company has fully allowed for two of the notes as they were non-performing over the original term of the note.

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Y.   SUBSEQUENT EVENTS:

     In November 1997, the Company entered into a stock purchase agreement whereby it has agreed to acquire all of the issued and outstanding capital stock of Investment Consultants, Inc. ("Sellers"), a Colorado corporation. In exchange for acquiring all of the issued and outstanding capital stock of Sellers, the Company will issue 400,000 shares of its common stock (the "Shares"). If, as of the close of the business day eighteen months following closing of this transaction, the aggregate fair market value of the Shares is less than $2,000,000 the Sellers may elect one of two options. Sellers may either elect: (1) that additional common shares are issued equivalent to the difference between the sum of $2,000,000 and the aggregate fair market value of the Shares, or (2) to rescind the transaction, returning the parties to their respective positions prior to consummation of the proposed transaction.

     In November 1997, the Company entered into a stock purchase agreement whereby it has agreed to purchase all of the outstanding shares of capital stock of Preferred Holding Group, Inc. ("PHG"), a Colorado corporation. As consideration for acquiring all of the issued and outstanding capital stock of PHG, the Company will issue 100,000 shares of its common stock.

                               INDEX TO EXHIBITS
                               -----------------

=========================================================================================

                                                                             SEQUENTIAL
NO.      EXHIBIT                                                              PAGE NO.
-----------------------------------------------------------------------------------------
 10(k)   Stock Purchase Agreement dated November 1, 1997, regarding acquisition of Investment Consultants, Inc.

-----------------------------------------------------------------------------------------

 10(l)   ICI Master Commitment to purchase loans under ConformPlus
         program dated October 21, 1997.
-----------------------------------------------------------------------------------------

 10(m)   ICI Master Commitment to purchase second deed trust mortgage deeds dated September 12, 1997.
-----------------------------------------------------------------------------------------

 10(n)   ICI Master Commitment to purchase jumbo and conforming
         residential mortgages dated September 4, 1997.
-----------------------------------------------------------------------------------------

 10(o)   Master agreement for sale of mortgages with ContiMortgage
         Corporation.
-----------------------------------------------------------------------------------------

 10(p)   Sale agreement for purchase of mortgage loans with the
         Mortgage Authority, Inc. dated April 3, 1997.
-----------------------------------------------------------------------------------------

 10(q)   Mortgage loan Seller/Servicer Agreement with First Union
         National Bank of North Carolina dated March 16, 1997.
-----------------------------------------------------------------------------------------

 10(r)   Mortgage Purchase Agreement with Resource Bancshares Mortgage
         Group, Inc. dated March 10, 1997.
-----------------------------------------------------------------------------------------

 10(s)   Stock Purchase Agreement with Linda K. Gregg dated November 1,
         1997, regarding acquisition of Preferred Holding Group,
         Incorporated.
-----------------------------------------------------------------------------------------

 23.1*   Consent of Harlan & Boettger.
-----------------------------------------------------------------------------------------

 27.*    Financial Data Schedule.
=========================================================================================