Form 10KSB/A
period 1997-09-30
EMB CORP
filed 1998-01-14
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

     Transitional Small Business Disclosure Format:

                      Yes _______               No    X
                                                    -------

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.
           --------------------------------

           (a)    Exhibits:
                  --------

                  27.*   Financial Data Schedule.

                  ---------------------
                  *Filed herewith

                                  SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment to its 10-KSB report to be signed on its behalf by the undersigned, thereunto duly authorized.



Registrant:         EMB CORPORATION


               By:  /s/ James E. Shipley
                    _______________________________________
                    James E. Shipley, President


               In connection with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 15, 1998


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