Form 10KSB/A
period 1996-09-30
EMB CORP
filed 1998-01-27
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES AND EXCHANGE ACT OF 1934

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                TO
                                    --------------    ----------------

                       COMMISSION FILE NUMBER:  1-11883

                                EMB CORPORATION
                                ---------------
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                HAWAII                                95-3811580
     -------------------------------    ------------------------------------
     (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION )

        3200 BRISTOL AVENUE, 8/TH/ FLOOR, COSTA MESA, CALIFORNIA  92626
        ---------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

ISSUER'S TELEPHONE NUMBER:  (714) 437-0715

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:


                                           NAME OF EACH EXCHANGE ON WHICH
        TITLE OF EACH CLASS                          REGISTERED
        -------------------                ------------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  [    ]
     State issuer's revenues for its most recent fiscal year:  $276,419
     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 10, 1997 :
          Common stock, no par value:  $48,230,429
     The number of shares of the registrant's common stock outstanding as of December 31, 1996: 5,732,801 shares

     Documents incorporated by reference:   none

     Transitional Small Business Disclosure Format:

                            Yes             No   X
                                ---             ---

ITEM 7.  FINANCIAL STATEMENTS.
         --------------------

             With this amendment to the Form 10-KSB of EMB Corporation is its restated audited consolidated financial statements for its fiscal year ended September 30, 1996.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

        (a)    Exhibits:
               --------

        23.1*  Consent of Harlan & Boettger.

        27     Financial Data Schedule

                                  SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment to its Form 10-KSB report for its fiscal year ended September 30, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized.



Registrant:        EMB CORPORATION


             By: /s/ James E. Shipley
                 -----------------------------
                   James E. Shipley, President


             In connection with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  January 26, 1998


By:    /s/ James E. Shipley                     /s/ William V. Perry
       -------------------------------          ---------------------------
       James E. Shipley                         William V. Perry
       Director and President                   Director and Executive Vice
                                                President


       /s/ B. Joe Wimer                         /s/ Bruce J. Brosky
       -------------------------------          -------------------------------
       B. Joe Wimer                             Bruce J. Brosky
       Director, Secfretary, Treasurer,         Director and Vice President-
       Chief Financial Officer and               Marketing and Public Relations
        Principal Accounting officer


       /s/ Joseph K. Brick                      /s/ Michael P. Roth
       ------------------------------           ---------------------------
       Joseph K. Brick                          Michael P. Roth
       Director and Vice President of           Director and Vice President
        EMB Mortgage Corporation

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

As discussed in Note O to the financial statements, an error resulting in the understatement of previously reported net loss, common stock to be issued, operating expenses and retained earnings as of September 30, 1996, was discovered by management of the Company during the current year. Accordingly, the September 30, 1996 financial statements have been restated to correct the error.



San Diego, California
January 8, 1997

                         EMB CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

  ASSETS
                                                                                    September 30,
                                                                                         1996          September 30,
CURRENT ASSETS                                                                      (As restated)          1995
                                                                                    ------------       ------------
  Cash                                                                               $       395          $  26,071
  Accounts receivable (no allowance deemed necessary)                                     14,582                  -
  Inventory, net                                                                          35,324                  -
  Note receivable                                                                         14,000             14,000
                                                                                     -----------          ---------

     TOTAL CURRENT ASSETS                                                                 64,301             40,071

PROPERTY AND EQUIPMENT, net (Note D)                                                     149,363             25,692

RELATED PARTY RECEIVABLE (Note G)                                                        129,687             54,889

LAND HELD FOR SALE (Notes A and E)                                                       843,000             43,000

OTHER ASSETS                                                                               4,128              1,177
                                                                                     -----------          ---------

                                                                                     $ 1,190,479          $ 164,829
                                                                                     ===========          =========

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                                   $   195,374          $   4,684
  Bank overdrafts                                                                         27,177                  -
  Accrued expenses                                                                        48,888              2,249
  Notes payable - current portion (Note F)                                               293,793             60,000
  Capital lease obligations - current portion (Note I)                                    28,553              7,821
                                                                                     -----------          ---------

     TOTAL CURRENT LIABILITIES                                                           593,783             74,754

RELATED PARTY PAYABLE (Note G)                                                                 -            235,171

NOTES PAYABLE, net of current portion (Note F)                                            65,000             65,000

CAPITAL LEASE OBLIGATIONS, net of current portion (Note I)                                30,096             10,247
                                                                                     -----------          ---------

     TOTAL LIABILITIES                                                                   688,879            385,172

COMMITMENTS (Note I)

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, no par value, 5,000,000 shares authorized, no shares
     issued or outstanding                                                                     -                  -
  Common stock, no par value, 30,000,000 shares
     authorized; 5,311,817 and 1,644,350 shares issued
     and outstanding, respectively                                                     3,910,391            345,250
  Common stock to be issued                                                              585,000                  -
  Common stock subscribed                                                               (200,000)                 -
  Retained deficit                                                                    (3,793,791)          (565,593)
                                                                                     -----------          ---------

     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                501,600           (220,343)
                                                                                     -----------          ---------

                                                                                     $ 1,190,479          $ 164,829
                                                                                     ===========          =========

   The accompanying notes are an integral part of these financial statements

                         EMB CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Years ended September 30,
                                                        --------------------------
                                                          1996
                                                      (As restated)          1995
                                                      ------------        ----------
REVENUES
  Mortgage loan revenue                                $   244,874        $   97,400
  Product sales                                             31,545                 -
                                                       -----------        ----------

     TOTAL REVENUES                                        276,419            97,400

COST OF SALES                                               29,636                 -
                                                       -----------        ----------

  Gross profit                                             246,783            97,400

OPERATING EXPENSES
  General and administrative                             3,375,244           531,818
  Depreciation                                              31,056             2,662
                                                       -----------        ----------

     TOTAL OPERATING EXPENSES                            3,406,300           534,480
                                                       -----------        ----------

LOSS FROM OPERATIONS                                    (3,159,517)         (437,080)

OTHER INCOME (EXPENSES)
  Interest expense                                         (64,393)           (2,164)
  Other                                                     (2,688)            9,989
                                                       -----------        ----------

     TOTAL OTHER INCOME (EXPENSE)                          (67,081)            7,825
                                                       -----------        ----------

LOSS BEFORE INCOME TAXES                                (3,226,598)         (429,255)
  Income taxes (Note H)                                      1,600               800
                                                       -----------        ----------

NET LOSS                                               $(3,228,198)       $ (430,055)
                                                       ===========        ==========

NET LOSS PER COMMON SHARE                              $      (.89)       $     (.29)
                                                       ===========        ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                            3,641,421         1,469,225
                                                       ===========        ==========

   The accompanying notes are an integral part of these financial statements

                        EMB CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                         Common Stock      Preferred Stock      Stock       Common                      Total
                                     --------------------  ----------------  Subscription Stock to be Retained      Shareholders'
                                      Shares    Amounts    Shares   Amount    Receivable    Issued     Deficit     Equity (Deficit)
                                     --------- ----------  ------  --------  ------------  --------  ------------  ----------------
BALANCE, SEPTEMBER 30, 1994          1,288,600 $  150,000       -   $     -    $     -           -   $  (135,538)     $    14,462
  Shares issued for Riverside land       8,250     33,000       -         -          -           -             -           33,000
  Shares issued for services           172,500    155,250       -         -          -           -             -          155,250
  Shares issued to founders for
   services                            175,000      7,000       -         -          -           -             -            7,000
  Net loss                                   -          -       -         -          -           -      (430,055)        (430,055)
                                     --------- ----------  ------  --------   --------    --------   -----------      -----------
BALANCE, SEPTEMBER 30, 1995          1,644,350    345,250       -         -          -           -      (565,593)        (220,343)
  Proceeds from sale of shares         412,707  1,017,914       -         -          -           -             -        1,017,914
  Shares issued for services           836,389  1,279,460       -         -          -           -             -        1,279,460
  Shares issued to founders for
   services                            893,712     35,749       -         -          -           -             -           35,749
  Shares issued for Monterey land      200,000    800,000       -         -          -           -             -          800,000
  Shares issued for note receivable     50,000    200,000       -         -   (200,000)          -             -                -
  Shares issued for debt               116,009    232,018       -         -          -           -             -          232,018
  Shares issued for net assets of
    Sterling Alliance Group, Ltd.    1,158,650          -       -         -          -           -             -                -
  Shares to be issued for services           -          -       -         -          -     585,000             -          585,000
  Net loss                                   -          -       -         -          -           -    (3,228,198)      (3,228,198)
                                     --------- ----------  ------  --------   --------    --------   -----------      -----------
BALANCE, SEPTEMBER 30, 1996
 (As restated)                       5,311,817 $3,910,391       -   $     -  $(200,000)   $585,000   $(3,793,791)     $   501,600
                                     ========= ==========  ======  ========  =========    ========   ===========      ===========

   The accompanying notes are an integral part of these financial statements

                        EMB CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years ended September 30,
                                                                -------------------------
                                                                    1996
                                                                (As restated)     1995
                                                                -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $(3,228,198)  $(430,055)
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Common stock issued for services                              1,315,209     162,250
      Common stock to be issued for services                          585,000           -
      Depreciation                                                     31,056       2,662
      Changes in operating assets and liabilities:
        Increase in:
          Accounts receivable                                         (14,582)          -
          Inventory                                                   (35,324)          -
          Prepaid expenses and other assets                            (2,951)     (1,177)
          Accounts payable                                            217,867         349
          Accrued expenses                                             46,637       1,449
                                                                  -----------   ---------

NET CASH USED IN OPERATING ACTIVITIES                              (1,085,286)   (264,522)
                                                                  -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                 (96,846)     (6,720)
  Payment for land purchase                                                 -     (10,000)
  Loans made on notes receivable                                            -     (14,000)
  Loans made on related party receivable                              (74,798)    (29,092)
                                                                  -----------   ---------

NET CASH USED IN INVESTING ACTIVITIES                                (171,644)    (59,812)
                                                                  -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                             268,893     355,776
  Payments under capital lease obligations                            (17,300)          -
  Payments on borrowings                                              (38,253)          -
  Proceeds from sale of common stock                                1,017,914           -
                                                                  -----------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,231,254     355,776
                                                                  -----------   ---------

NET INCREASE (DECREASE) IN CASH                                       (25,676)     31,442

CASH, BEGINNING OF PERIOD                                              26,071      (5,371)
                                                                  -----------   ---------

CASH, END OF PERIOD                                               $       395   $  26,071
                                                                  ===========   =========


   The accompanying notes are an integral part of these financial statements

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

     Revenue and Cost Recognition - Land Held for Sale

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

D.   PROPERTY AND EQUIPMENT:

     Property and equipment are summarized as follows:

                                               September 30,  September 30,
                                                   1996           1995
                                               -------------  -------------
        Machinery and equipment                     $112,532        $30,160
        Furniture & fixtures                          71,317              -
                                                    --------        -------

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


F.   NOTES PAYABLE:

     Notes payable are summarized as follows:

                                                                        September 30,  September 30,
                                                                            1996           1995
                                                                        -------------  -------------
     Note payable due to Frederic R. Weeth, interest at 10%,
     no established repayment schedule, note past due, principal
     and any unpaid interest due on demand                                   $ 26,250       $ 30,000

     Note payable due to Thomas J. Donahue, interest at 10%
     no established repayment schedule, note past due, principal
     and any unpaid interest due on demand                                     26,250         30,000

     Note payable to Howard C. Kuhle, interest at 12%, interest only payable monthly, principal and any unpaid interest due
     March 1998, secured by deed of trust on Riverside County
     land                                                                      65,000         65,000

     Note payable to Baronin Enterprises, Inc., interest at 8%,
     note past due, principal and any unpaid interest due on demand            50,000              -

     Various notes payable to unrelated parties, no established
     repayment schedule, interest ranging from 8% to 11%                      191,293              -
                                                                        -------------  -------------

                                                                              358,793        125,000

        Less current portion                                                  293,793         60,000
                                                                        -------------  -------------

                                                                             $ 65,000       $ 65,000
                                                                         ============  =============

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
                                          ======        =====

     As a result of adopting SFAS 109, the Company has recognized deferred tax assets for the tax effects of temporary differences for the years ended September 30, 1996 and 1995 as follows:

                                            1996
                                        (As restated)     1995
                                        -------------  ----------
     Deferred tax assets:
      Net operating losses               $ 1,354,600   $ 120,000
                                         -----------   ---------

      Gross deferred tax assets            1,354,600     120,000
      Valuation adjustment                (1,354,600)   (120,000)
                                         -----------   ---------

        Net deferred tax assets          $         -   $       -
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

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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
                                               ========         =======

     The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments are as follows:

        Year ending September 30,
        -------------------------
                 1997                                           $39,927
                 1998                                            30,356
                 1999                                             3,469
                                                                -------

                                                                 73,752

           Less amount representing interest                     15,103
                                                                -------

                                                                 58,649

                Less current portion of capital lease            28,553
                                                                -------

                                                                $30,096
                                                                =======

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


J.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental disclosures of cash flow information are summarized as follows:

                                                                    Years ended September 30,
                                                                    -------------------------
                                                                      1996              1995
                                                                    --------          -------
        Cash paid for interest and income taxes:
            Interest                                                $ 52,232          $ 2,164
            Income taxes                                            $      -          $     -

        Noncash investing and financing activities:
            Capital lease obligations incurred                      $ 57,881          $18,068

            Common stock issued for land                            $800,000          $33,000

            Common stock issued for related party
                payable                                             $232,018          $     -

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

     Common stock to be issued relates to a stock for services agreement wherein the services have been performed as of September 30, 1996, but the shares have not been issued.

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

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


O.   RESTATEMENT:

     An error, resulting in the understatement of net loss, common stock to be issued, operating expenses and retained deficit in the Company's previously issued financial statements for the year ended September 30, 1996, has resulted in the restatement of these financial statements. The changes to retained deficit as of September 30, 1996 and the related statement of operations for the year then ended are summarized as follows:

                                                              Retained
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

P.   SUBSEQUENT EVENT:

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