Form 10QSB/A
period 1996-12-31
EMB CORP
filed 1998-01-27
CIK 1017797

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

          FOR THE TRANSITION PERIOD FROM __________ TO ____________


          COMMISSION FILE NUMBER:  1-11883

                                EMB CORPORATION
                                ---------------
                       (NAME OF SMALL BUSINESS ISSUER AS
                           SPECIFIED IN ITS CHARTER)

                   HAWAII                                 95-3811580
      ---------------------------------            -------------------------
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

         575 ANTON BOULEVARD, SUITE 200, COSTA MESA, CALIFORNIA  92626
         -------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (714) 437-0715
                          --------------------------
                          (ISSUER'S TELEPHONE NUMBER)

                                NOT APPLICABLE
--------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X    NO ___
    ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY COURT.
YES  X     NO ___
   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 6,190,267

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES ___  NO  X
                                                                           ---

                        Part I - Financial Information

ITEM 1.                  EMB CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

     ASSETS
                                                                December 31,   September 30,
                                                                    1996           1996
CURRENT ASSETS                                                 (As restated)   (As restated)
                                                               --------------  -------------
   Cash                                                          $   836,035    $       395
   Accounts receivable (no allowance deemed necessary)                30,407         14,582
   Inventory, net                                                     31,880         35,324
   Note receivable                                                         -         14,000
   Mortgage loans held for sale                                    1,825,650              -
                                                                 -----------    -----------

         TOTAL CURRENT ASSETS                                      2,723,972         64,301

PROPERTY AND EQUIPMENT, net                                          150,193        149,363

RELATED PARTY RECEIVABLE                                             140,446        129,687

NOTE RECEIVABLE                                                    3,200,000              -

LAND HELD FOR SALE                                                    43,000        843,000

OTHER ASSETS                                                           9,129          4,128
                                                                 -----------    -----------

                                                                 $ 6,266,740    $ 1,190,479
                                                                 ===========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                              $   274,307    $   195,374
   Bank overdrafts                                                         -         27,177
   Accrued expenses                                                   88,288         48,886
   Warehouse line of credit                                        1,825,650              -
   Notes payable - current portion                                   343,526        293,793
   Capital lease obligations - current portion                        28,828         28,553
                                                                 -----------    -----------

         TOTAL CURRENT LIABILITIES                                 2,560,599        593,783

NOTES PAYABLE, net of current portion                                 84,997         65,000

CAPITAL LEASE OBLIGATIONS, (net of current portion)                   23,123         30,096

DEFERRED GAIN                                                      3,200,000              -
                                                                 -----------    -----------

         TOTAL LIABILITIES                                         5,868,719        688,879
                                                                 -----------    -----------

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued or outstanding                                                      -
  Common stock, no par value, 30,000,000 shares
     authorized; 5,775,442 and 5,311,817 shares issued
     and outstanding, respectively                                 4,712,641      3,910,391
  Common stock to be issued                                          585,000        585,000
  Common stock subscribed                                           (187,875)      (200,000)
  Retained deficit                                                (4,711,745)    (3,793,791)
                                                                 -----------    -----------

         TOTAL SHAREHOLDERS' EQUITY                                  398,021        501,600
                                                                 -----------    -----------

                                                                 $ 6,266,740    $ 1,190,479
                                                                 ===========    ===========

                         EMB CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Three months ended
                                                                              December 31,
                                                                       -------------------------
                                                                            1996        1995
                                                                       (As restated) (Unaudited)
                                                                       ------------- -----------
REVENUES
  Loan origination and other fees, net of commitment fees               $  349,367   $  103,779
                                                                        ----------   ----------

         TOTAL REVENUES                                                    349,367      103,779

OPERATING EXPENSES
  General and administrative                                             1,246,095      417,641
  Depreciation                                                               6,853        1,500
                                                                        ----------   ----------

         TOTAL OPERATING EXPENSES                                        1,252,948      419,141
                                                                        ----------   ----------

LOSS FROM OPERATIONS                                                      (903,581)    (315,362)

OTHER INCOME (EXPENSE)
  Interest expense                                                         (12,773)      (3,920)
                                                                        ----------   ----------

         TOTAL OTHER INCOME (EXPENSE)                                      (12,773)      (3,920)
                                                                        ----------   ----------

LOSS BEFORE INCOME TAXES                                                  (916,354)    (319,282)
  Income taxes                                                               1,600          800
                                                                        ----------   ----------

NET INCOME (LOSS)                                                       $ (917,954)  $ (320,082)
                                                                        ==========   ==========

NET INCOME (LOSS) PER COMMON SHARE                                      $     (.17)  $     (.15)
                                                                        ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                            5,406,549    2,108,949
                                                                        ==========   ==========

                        EMB CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

                                                                               Stock       Common                       Total
                                        Common Stock      Preferred Stock  Subscription  Stock to be   Retained      Shareholders'
                                        ------------      ---------------
                                      Shares    Amounts   Shares  Amount    Receivable     Issued       Deficit     Equity (Deficit)
                                    --------- ----------  ------  -------  ------------  -----------  -----------   ----------------
BALANCE, SEPTEMBER 30, 1995         1,644,350 $  345,250      -   $     -   $       -    $        -   $  (565,593)    $  (220,343)
 Proceeds from sale of shares         412,707  1,017,914      -         -           -             -             -       1,017,914
 Shares issued for services           836,389  1,279,460      -         -           -             -             -       1,279,460
 Shares issued to founders for
  services                            893,712     35,749      -         -           -             -             -          35,749
 Shares issued for Monterey land      200,000    800,000      -         -           -             -             -         800,000
 Shares issued for note receivable     50,000    200,000      -         -    (200,000)            -             -               -
 Shares issued for debt               116,009    232,018      -         -           -             -             -         232,018
 Shares issued for net assets of
  Sterling Alliance Group, Ltd.     1,158,650          -      -         -           -             -             -               -
 Shares to be issued for services           -          -      -         -           -       585,000             -         585,000
 Net loss                                   -          -      -         -           -             -    (3,228,198)     (3,228,198)
                                    --------- ----------  ------  -------  ----------    ----------   -----------     -----------
BALANCE, SEPTEMBER 30, 1996
 (As restated)                      5,311,817 $3,910,391      -   $     -   $(200,000)   $  585,000   $(3,793,791)    $   501,600
 Proceeds from sale of shares         50,000    137,500       -         -           -             -             -         137,500
 Proceeds from exercise of
  warrants                             27,500     55,000      -         -           -             -             -          55,000
 Shares issued for services           350,000    537,500      -         -           -             -             -         537,500
 Warrants exercised
 for note receivable                   36,125     72,250      -         -    (112,875)            -             -         (40,625)
 Payments on note receivable                -          -      -         -     125,000             -             -         125,000
 Net loss                                   -          -      -         -           -             -      (917,954)       (917,954)
                                    --------- ----------  ------  -------  ----------    ----------   -----------     -----------
BALANCE, DECEMBER 31, 1996
 (As restated)                      5,775,442 $4,712,641      -   $     -   $(187,875)   $  585,000   $(4,711,745)    $   398,021
                                    ========= ==========  ======  =======  ==========    ==========   ===========     ===========

                        EMB CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three months ended
                                                                                December 31,
                                                                         --------------------------
                                                                              1996         1995
                                                                         (As restated)  (Unaudited)
                                                                         -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                 $  (917,954)   $(320,082)
 Adjustments to reconcile net income to net cash
   used in operating activities:
      Common stock issued for services                                        537,500      116,307
      Depreciation                                                              6,853        1,500
      Changes in operating assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                                                 (15,825)      (1,081)
          Mortgage loans held for sale                                     (1,825,650)           -
          Inventory                                                             3,444            -
          Note receivable                                                      14,000            -
          Prepaid expenses and other assets                                    (5,001)           -
        Increase in:
          Accounts payable                                                     51,756        7,078
          Accrued expenses                                                     39,402       66,961
                                                                          -----------    ---------

NET CASH USED IN OPERATING ACTIVITIES                                      (2,111,475)    (129,317)
                                                                          -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                           (7,683)      (3,103)
 Proceeds from sale of land held for sale                                     800,000            -
 Loans made on related party receivable                                       (10,759)     (11,931)
                                                                          -----------    ---------


NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           781,558      (15,034)
                                                                          -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from warehouse line of credit                                 1,825,650            -
 Proceeds from issuance of notes payable                                       54,000       18,490
 Payments under capital lease obligations                                      (6,698)           -
 Payments on borrowings                                                       (24,895)           -
 Payments on common stock subscribed                                          125,000            -
 Proceeds from sale of common stock                                           192,500      100,000
                                                                          -----------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,165,557      118,490
                                                                          -----------    ---------

NET INCREASE (DECREASE) IN CASH                                               835,640      (25,861)

CASH, BEGINNING OF PERIOD                                                         395       26,071
                                                                          -----------    ---------

CASH, END OF PERIOD                                                       $   836,035    $     210
                                                                          ===========    =========

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of EMB Corporation and Subsidiary as of December 31, 1996 and the results of their operations and their cash flows for the three months ended December 31, 1996 and 1995, respectively. The financial statements are consolidated to include the accounts of EMB Corporation and its subsidiary company (together "the Company").

         Certain 1995 amounts have reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as stated in its report on Form 10-K for the fiscal year ended September 30, 1996.

NOTE 2.  INCOME (LOSS) PER COMMON SHARE

         Income (loss) per common share is based on the weighted average number of common shares outstanding during the period. No material dilution of earnings per share would result for the periods if it were assumed that all outstanding warrants were exercised.

         The income (loss) per common share computations, and the weighted average common shares outstanding, for the three month period ended December 31, 1995, were adjusted to reflect the effects 4:1 of the reverse stock split effected fiscal 1996.

NOTE 3.  MATERIAL EVENT:

         On December 30, 1996 the Company sold the Monterey land (which had been held for sale) to an unrelated third-party for $4,000,000. The Company received $800,000 cash and a note receivable for $3,200,000. The note receivable is secured by the property, bears interest at 12% per annum, and calls for nine annual installments of principal and interest of $422,867 commencing December 30, 1997, with the balance due on December 30, 2006. This transaction was accounted for consistent with Statement of Financial Accounting Standards No. 66, and applied the deposit method for recognition of gain on the sale.

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

NOTE 5.  RESTATEMENT:

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

                        EMB CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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
                                                                      ===========   ===========

         The current period financial statements have been restated to reflect management's change in accounting for land sale referred to in Note 3 from the installment sale method to the deposit method. Both methods are consistent with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

         The change to retained deficit as of December 31, 1996, and the related statement of operations for the three months then ended are summarized below:

                                                                       Retained
                                                                        Deficit       Net Loss
                                                                      ------------  ------------
            As previously reported, December 31, 1996                 $(3,486,745)  $(277,954)

            Omission of stock for services transaction (see above)       (585,000)          -

            Change in accounting method - land sale                      (640,000)   (640,000)
                                                                      -----------   ---------

            As restated, December 31, 1996                            $(4,711,745)  $(917,954)
                                                                      ===========   =========

Item 6.  Exhibits

     27  Financial Data Schedule


                                  SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this amendment to its Form 10-QSB report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EMB CORPORATION



Date: January 26, 1998                    By:  /s/ James E. Shipley
                                               ---------------------------------
                                                   James E. Shipley, President


Date: January 26, 1998                    By:  /s/ B. Joe Wimer
                                               ---------------------------------
                                                   B. Joe Wimer, Secretary,
                                                     Treasurer and Principal
                                                     Accounting Officer