Form 10QSB/A
period 1997-03-31
EMB CORP
filed 1998-01-27
CIK 1017797

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

                                EMB CORPORATION
                                ---------------
                       (NAME OF SMALL BUSINESS ISSUER AS
                           SPECIFIED IN ITS CHARTER)

                  HAWAII                                 95-3811580
     ---------------------------------      ------------------------------------
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

         3200 BRISTOL STREET, EIGHTH FLOOR, COSTA MESA, CALIFORNIA  92626
         ----------------------------------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (714) 437-0738
                          ---------------------------
                          (ISSUER'S TELEPHONE NUMBER)

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
                                    REPORT)

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                                      ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF
SECURITIES UNDER A PLAN CONFIRMED BY COURT.  YES      NO
                                                 ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 6,161,692

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES      NO  X
                                                                   ---     ---

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         EMB CORPORATION AND SUBSIDIARY -- CONSOLIDATED BALANCE SHEETS

         ASSETS                                                              As of           As of
                                                                        March 31, 1997   September 30,
                                                                          (Unaudited)        1996
CURRENT ASSETS                                                           (As restated)   (As restated)
                                                                         --------------  -------------
  Cash                                                                     $   129,645    $       395
  Accounts receivable (no allowance deemed necessary)                           17,958         14,582
  Inventory, net                                                                31,880         35,324
  Note receivable                                                              100,000         14,000
  Mortgage loans held for sale                                               3,105,625              -
  Prepaid expenses                                                              38,250              -
                                                                           -----------    -----------

         TOTAL CURRENT ASSETS                                                3,423,358         64,301

PROPERTY AND EQUIPMENT, net                                                    175,182        149,363

RELATED PARTY RECEIVABLE                                                         1,258        129,687

NOTE RECEIVABLE                                                              3,200,000              -

LAND HELD FOR SALE                                                              43,000        843,000

OTHER ASSETS                                                                   107,629          4,128
                                                                           -----------    -----------

                                                                           $ 6,950,427    $ 1,190,479
                                                                           ===========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                         $   213,393    $   195,374
  Bank overdrafts                                                                    -         27,177
  Accrued expenses                                                              41,637         48,886
  Warehouse line of credit                                                   3,105,625              -
  Notes payable - current portion                                              246,293        293,793
  Capital lease obligations - current portion                                   14,161         28,553
  Related party payable                                                         63,750              -
                                                                           -----------    -----------

         TOTAL CURRENT LIABILITIES                                           3,684,859        593,783

NOTES PAYABLE, net of current portion                                           22,770         65,000

CAPITAL LEASE OBLIGATIONS, net of current portion                               28,000         30,096

DEFERRED GAIN                                                                3,200,000              -
                                                                           -----------    -----------

         TOTAL LIABILITIES                                                   6,935,629        688,879
                                                                           -----------    -----------

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000,000 shares authorized, no shares
    issued or outstanding                                                            -              -
  Common stock, no par value, 30,000,000 shares
    authorized; 6,166,692 and 5,311,817 shares issued
    and outstanding, respectively                                            5,333,579      3,910,391
  Common stock to be issued                                                          -        585,000
  Common stock subscribed                                                     (187,875)      (200,000)
  Retained deficit                                                          (5,130,906)    (3,793,791)
                                                                           -----------    -----------

         TOTAL SHAREHOLDERS' EQUITY                                             14,798        501,600
                                                                           -----------    -----------

                                                                           $ 6,950,427    $ 1,190,479
                                                                           ===========    ===========

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         For the six months          For the three months
                                                           ended March 31,              ended March 31,
                                                   ---------------------------    ---------------------------
                                                        1997                          1997
                                                   (As restated)       1996       (As restated)      1996
                                                   -------------    ----------    -------------    ----------
REVENUES
  Loan origination fees and other fees,
    net of commitment fees                           $   902,451    $  121,907      $  553,085     $   18,129
                                                     -----------    ----------      ----------     ----------

         TOTAL REVENUES                                  902,451       121,907         553,085         18,129
                                                     -----------    ----------      ----------     ----------

OPERATING EXPENSES
  General and administrative                           2,208,012       805,230         961,151        376,790
  Depreciation                                            11,853        12,263           5,000         10,763
                                                     -----------    ----------      ----------     ----------

         TOTAL OPERATING EXPENSES                      2,219,865       817,493         966,151        387,553
                                                     -----------    ----------      ----------     ----------

INCOME (LOSS) FROM OPERATIONS                         (1,317,414)     (695,586)       (413,066)      (369,424)

OTHER INCOME (EXPENSE)
  Interest expense                                       (18,101)      (24,055)         (6,095)       (20,135)
                                                     -----------    ----------      ----------     ----------


         TOTAL OTHER INCOME (EXPENSE)                    (18,101)      (24,055)         (6,095)       (20,135)
                                                     -----------    ----------      ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                     (1,335,515)     (719,641)       (419,161)      (389,559)
  Income taxes                                             1,600           800               -            800
                                                     -----------    ----------      ----------     ----------

NET INCOME (LOSS)                                    $(1,337,115)   $ (720,441)     $ (419,161)    $ (390,359)
                                                     ===========    ==========      ==========     ==========

NET INCOME (LOSS) PER COMMON SHARE                         $(.23)        $(.23)          $(.07)         $(.09)
                                                     ===========    ==========      ==========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                          5,709,361     3,128,199       6,024,053      4,158,650
                                                     ===========    ==========      ==========     ==========

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                       Common Stock         Preferred Stock     Stock        Common                     Total
                                       ------------         ---------------  Subscription  Stock to be   Retained    Shareholders'
                                    Shares      Amounts    Shares    Amount   Receivable      Issued      Deficit   Equity (Deficit)
                                   ---------  ----------  --------  -------- ------------    --------    ---------  ----------------

BALANCE, SEPTEMBER 30, 1995        1,644,350  $  345,250         -  $      -   $       -    $       -     (565,593)      (220,343)
 Proceeds from sale of shares        412,707   1,017,914         -         -           -            -            -      1,017,914
 Shares issued for services          836,389   1,279,460         -         -           -            -            -      1,279,460
 Shares issued to founders for
  services                           893,712      35,749         -         -           -            -            -         35,749
 Shares issued for Monterey land     200,000     800,000         -         -           -            -            -        800,000
 Shares issued for note receivable    50,000     200,000         -         -    (200,000)           -            -              -
 Shares issued for debt              116,009     232,018         -         -           -            -            -        232,018
 Shares issued for net assets of
  Sterling Alliance Group, Ltd.    1,158,650           -         -         -           -            -            -              -
 Shares to be issued for services          -           -         -         -           -      585,000            -        585,000
 Net loss                                  -           -         -         -           -            -   (3,228,198)    (3,228,198)
                                   ---------  ----------  --------  --------  ----------    ---------  -----------    -----------
BALANCE, SEPTEMBER 30, 1996
(As restated)                      5,311,817  $3,910,391         -  $      -   $(200,000)   $ 585,000  $(3,793,791)   $   501,600
 Proceeds from sale of shares         50,000     137,500         -         -           -            -            -        137,500
 Proceeds from exercise of
  warrants                            27,500      55,000         -         -           -            -            -         55,000
 Shares issued for services          350,000     537,500         -         -           -            -            -        537,500
 Warrants exercised
  for note receivable                 36,125      72,250         -         -    (112,875)           -            -        (40,625)
 Payments on note receivable               -           -         -         -     125,000            -            -        125,000
 Net loss                                  -           -         -         -           -            -     (917,954)      (917,954)
                                   ---------  ----------  --------  --------  ----------    ---------  -----------    -----------
BALANCE, DECEMBER 31, 1996
 (As restated)                     5,775,442  $4,712,641         -  $      -   $(187,875)   $ 585,000  $(4,711,745)   $   398,021
 Warrants exercised                   31,250      35,938         -         -           -            -            -         35,938
 Shares issued for services          360,000     585,000         -         -           -     (585,000)           -              -
 Net loss                                  -           -         -         -           -            -     (419,161)      (419,161)
                                   ---------  ----------  --------  --------  ----------    ---------  -----------    -----------
BALANCE, MARCH 31, 1997
 (As restated) (Unaudited)         6,166,692  $5,333,579         -  $      -   $(187,875)   $       -  $(5,130,906)   $    14,798
                                   =========  ==========  ========  ========  ==========    =========  ===========    ===========

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Six months
                                                                        ended      Six months
                                                                      March 31,       ended
                                                                        1997        March 31,
                                                                    (As restated)     1996
                                                                    -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(1,337,115)   $(720,441)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Common stock issued for services                                  537,500      116,307
       Note payable issued for commitment fees                            25,500            -
       Depreciation                                                       11,853       12,263
       Changes in operating assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                                           (3,376)     (21,613)
            Mortgage loans receivable                                 (3,105,625)           -
            Inventory                                                      3,444      (57,798)
            Note receivable                                              (86,000)           -
            Prepaid expenses and other assets                           (103,501)           -
         Increase (decrease) in:
            Accounts payable                                              18,019       50,103
            Accrued expenses                                             (34,425)     109,925
                                                                     -----------    ---------

NET CASH USED IN OPERATING ACTIVITIES                                 (4,073,726)    (511,254)
                                                                     -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                    (37,673)     (37,199)
  Proceeds from sale of land held for sale                               800,000            -
  Loans made on related party receivable                                 128,429     (264,221)
                                                                     -----------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      890,756     (301,420)
                                                                     -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from warehouse line of credit                           3,105,625            -
  Proceeds from issuance of notes payable                                 54,000      698,958
  Payments under capital lease obligations                               (16,488)     (11,000)
  Proceeds from exercise of warrants                                      35,938            -
  Payments on borrowings                                                (184,355)           -
  Payments on common stock subscribed                                    125,000            -
  Proceeds from sale of common stock                                     192,500      100,000
                                                                     -----------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              3,312,220      787,958
                                                                     -----------    ---------

NET INCREASE (DECREASE) IN CASH                                          129,250      (24,716)

CASH, BEGINNING OF PERIOD                                                    395       26,071
                                                                     -----------    ---------

CASH, END OF PERIOD                                                  $   129,645    $   1,355
                                                                     ===========    =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   BASIS OF PRESENTATION:

          In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of EMB Corporation and Subsidiary as of March 31, 1997 and the result of their operations and their cash flows for the nine months ended March 31, 1997 and 1996, respectively. The financial statements are consolidated to include the accounts of EMB Corporation and its subsidiary company (together "the Company").

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

NOTE 3.   MATERIAL EVENT:

          On December 30, 1996 the Company sold its Monterey, California land (which had been held for sale) to an unrelated third-party for $4,000,000. The Company received $800,000 cash and a note receivable for $3,200,000. The note receivable is secured by the property, bears interest at 12% per annum, and calls for nine annual installments of principal and interest of $422,867 commencing December 30, 1997, with the balanced due on December 30, 2006. This transaction was accounted for consistent with Statement of Financial Accounting Standards No. 66, and applied the deposit method for recognition of gain on the sale.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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
                                                                            ===========   ===========

          The current period financial statements have been restated to reflect management's change in accounting for the land sale referred to in
          Note 3 from the installment sale method to the deposit method. Both methods are consistent with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

          In addition, the current period financial statements have been restated to reflect management's reversal of a sales transaction booked in the original filing and commitment fees not accrued for in the original filing. The agreement that generated the sales transaction was rescinded in a subsequent period.

          The change to retained deficit as of March 31, 1997, and the related statement of operations for the six months then ended are summarized below:

                                                                              Retained
                                                                              Deficit       Net Loss
                                                                            ------------  ------------
                As previously reported, March 31, 1997                      $(3,480,406)  $  (271,615)

                Omission of stock for services transaction (see above)         (585,000)            -

                Change in accounting method - land sale                        (640,000)     (640,000)

                Reversal of sales transaction                                  (400,000)     (400,000)

                Omission of commitment fees                                     (25,500)      (25,500)
                                                                            -----------   -----------

                As restated, March 31, 1997                                 $(5,130,906)  $(1,337,115)
                                                                            ===========   ===========

Item 6.  Exhibits

     27  Financial Data Schedule

                                  SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this amendment to its Form 10-QSB report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EMB CORPORATION



Date: January 26, 1998              By:  /s/ James E. Shipley
                                         ---------------------------------------
                                             James E. Shipley, President


Date: January 26, 1998              By:  /s/ B. Joe Wimer
                                         ---------------------------------------
                                             B. Joe Wimer, Secretary, Treasurer
                                               and Principal Accounting Officer