Form 10QSB/A
period 1997-06-30
EMB CORP
filed 1998-01-27
CIK 1017797

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

                                EMB CORPORATION
                                ---------------
                    (EXACT NAME OF SMALL BUSINESS ISSUER AS
                           SPECIFIED IN ITS CHARTER)

             HAWAII                                95-3811580
  ------------------------------      ------------------------------------
  (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


       3200 BRISTOL STREET, EIGHTH FLOOR, COSTA MESA, CALIFORNIA  92626
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF
SECURITIES UNDER A PLAN CONFIRMED BY COURT.  YES   X    NO
                                                  ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 7,086,176
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES      NO  X
                                                                ---     ---

                        Part I - Financial Information


Item 1.                 EMB CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                                       As of           As of
                                                                         June 30, 1997   September 30,
                                                                          (Unaudited)        1996
CURRENT ASSETS                                                           (As restated)   (As restated)
                                                                         --------------  -------------
    Cash                                                                   $    39,497    $       395
    Accounts receivable (no allowance deemed necessary)                        292,099         14,582
    Inventory, net                                                              31,880         35,324
    Notes receivable                                                           256,218         14,000
    Mortgage loans held for sale                                             5,848,050              -
    Employee advances                                                          198,500              -
                                                                           -----------    -----------

        TOTAL CURRENT ASSETS                                                 7,066,244         64,301

PROPERTY AND EQUIPMENT, net                                                    353,242        149,363

RELATED PARTY RECEIVABLE                                                             -        129,687

NOTE RECEIVABLE, less current portion                                        3,161,134              -

LAND HELD FOR SALE                                                              43,000        843,000

OTHER ASSETS                                                                     9,129          4,128
                                                                           -----------    -----------

                                                                           $10,232,749    $ 1,190,479
                                                                           ===========    ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                       $   484,893    $   195,374
    Bank overdrafts                                                                  -         27,177
    Accrued expenses                                                             9,865         48,886
    Warehouse line of credit                                                 5,848,050              -
    Notes payable - current portion                                            246,293        293,793
    Capital lease obligations - current portion                                 14,161         28,553
    Related party payable                                                       63,750              -
                                                                           -----------    -----------

        TOTAL CURRENT LIABILITIES                                            6,667,012        593,783

NOTES PAYABLE, net of current portion                                          251,370         65,000

CAPITAL LEASE OBLIGATIONS, net of current portion                               19,015         30,096

DEFERRED GAIN                                                                3,200,000              -
                                                                           -----------    -----------

        TOTAL LIABILITIES                                                   10,101,397        688,879
                                                                           -----------    -----------
COMMITMENTS

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 5,000,000 shares authorized,
        no shares issued or outstanding                                              -              -
     Common stock, no par value, 30,000,000 shares
       authorized; 6,316,692 and 5,311,817 shares issued
       and outstanding, respectively                                         5,570,454      3,910,391
     Common stock to be issued                                                 101,278        585,000
     Common stock subscribed                                                  (187,875)      (200,000)
     Retained deficit                                                       (5,388,505)    (3,793,791)
                                                                           -----------    -----------

TOTAL SHAREHOLDERS' EQUITY                                                      95,352        501,600
                                                                           -----------    -----------

                                                                           $10,232,749    $ 1,190,479
                                                                           ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                        EMB CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the nine months               For the years ended
                                                                    ended June 30,                    September 30,
                                                           ---------------------------------  -----------------------------
                                                                  1997
                                                               (Unaudited)         1996             1996
                                                              (As restated)      (Unaudited)  (As restated)       1995
                                                           --------------------  -----------  -------------  --------------
REVENUES
    Loan origination and other fees, net of commitment fees        $ 2,484,359   $  195,186    $   244,874      $   97,400
    Product sales                                                            -            -         31,545               -
                                                                   -----------   ----------    -----------      ----------

        TOTAL REVENUES                                               2,484,359      195,186        276,419          97,400
                                                                   -----------   ----------    -----------      ----------
OPERATING EXPENSES
    General and administrative                                       4,014,443    1,123,795      3,375,244         531,818
    Cost of sales - product sales                                            -            -         29,636               -
    Depreciation                                                        27,393       13,300         31,056           2,662
                                                                   -----------   ----------    -----------      ----------

        TOTAL OPERATING EXPENSES                                     4,041,836    1,137,095      3,435,936         534,480
                                                                   -----------   ----------    -----------      ----------

LOSS FROM OPERATIONS                                                (1,557,477)    (941,909)    (3,159,517)       (437,080)

OTHER INCOME (EXPENSE)
    Interest expense                                                   (35,637)     (39,014)       (67,081)         (2,164)
    Other                                                                    -            -              -           9,989
                                                                   -----------   ----------    -----------      ----------

        TOTAL OTHER INCOME (EXPENSE)                                   (35,637)     (39,014)       (67,081)          7,825
                                                                   -----------   ----------    -----------      ----------

LOSS BEFORE INCOME TAXES                                            (1,593,114)    (980,923)    (3,226,598)       (429,255)
    Income taxes                                                         1,600          800          1,600             800
                                                                   -----------   ----------    -----------      ----------

NET LOSS                                                           $(1,594,714)  $ (981,723)   $(3,228,198)     $ (430,055)
                                                                   ===========   ==========    ===========      ==========

NET INCOME (LOSS) PER COMMON SHARE                                       $(.27)       $(.21)         $(.89)          $(.29)
                                                                   ===========   ==========    ===========      ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                        5,859,218    4,735,233      3,641,421       1,469,225
                                                                   ===========   ==========    ===========      ==========

  The accompanying notes are an integral part of these financial statements.

                        EMB CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                  Common Stock        Preferred Stock        Stock         Common                       Total
                              --------------------  --------------------  Subscription   Stock to be     Retained    Shareholders'
                              Shares      Amounts   Shares      Amount      Receivable      Issued        Deficit   Equity (Deficit)
                             ---------  ----------  -------   ----------   ------------   -----------  ------------ ----------------

BALANCE, SEPTEMBER 30, 1994  1,288,600  $  150,000        -   $        -    $         -   $         -  $  (135,538)  $     14,462
 Shares issued for
   Riverside land                8,250      33,000        -            -              -             -            -         33,000
 Shares issued for services    172,500     155,250        -            -              -             -            -        155,250
 Shares issued to founders
   for services                175,000       7,000        -            -              -             -            -         7,000

 Net loss                            -           -        -            -              -             -     (430,055)      (430,055)
                             ---------  ----------  -------   ----------    -----------   -----------  -----------   -----------
BALANCE, SEPTEMBER 30, 1995  1,644,350  $  345,250        -   $        -    $         -   $         -  $  (565,593)   $  (220,343)
 Proceeds from sale of shares  412,707   1,017,914        -            -              -             -            -      1,017,914
 Shares issued for services    836,389   1,279,460        -            -              -             -            -      1,279,460
 Shares issued to founders
   for services                893,712      35,749        -            -              -             -            -         35,749
 Shares issued for Monterey
   land                        200,000     800,000        -            -              -             -            -        800,000
 Shares issued for note
   receivable                   50,000     200,000        -            -       (200,000)            -            -              -
 Shares issued for debt        116,009     232,018        -            -              -             -            -        232,018
 Shares issued for net
   assets of Sterling
   Alliance Group, Ltd.      1,158,650           -        -            -              -             -            -              -
 Shares to be issued for
   services                          -           -        -            -              -       585,000            -        585,000
 Net loss                            -           -        -            -              -             -   (3,228,198)    (3,228,198)
                             ---------  ----------  -------   ----------    -----------   -----------  -----------   ------------
BALANCE, SEPTEMBER 30, 1996
 (As restated)               5,311,817  $3,910,391        -   $        -    $  (200,000)  $   585,000  $(3,793,791)  $    501,600
 Proceeds from sale of
   shares                       50,000     137,500        -            -              -             -            -        137,500
 Proceeds from exercise
   of warrants                 108,750     140,938        -            -              -             -            -        140,938
 Shares issued for services    450,000     724,375        -            -              -             -            -        724,375
 Shares issued for prior
   services                    360,000     585,000        -            -              -      (585,000)           -              -
 Warrants exercised
   for note receivable          36,125      72,250        -            -       (112,875)            -            -        (40,625)
 Payments on note receivable         -           -        -            -        125,000             -            -        125,000
 Shares to be issued for
   services                          -           -        -            -              -       101,278            -        101,278
 Net loss                            -           -        -            -              -             -   (1,593,714)    (1,593,714)
                             ---------  ----------  -------   ----------    -----------   -----------  -----------   ------------
BALANCE, JUNE 30, 1997
 (Unaudited) (As restated)   6,316,692  $5,570,454        -   $        -    $  (187,875)  $   101,278  $(5,387,505)  $     95,352
                             =========  ==========  =======   ==========    ===========   ===========  ===========   ============

  The accompanying notes are an integral part of these financial statements.

                         EMB CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine months
                                                            ended      Nine months
                                                           June 30,      ended        Year ended
                                                            1997         June 30,    September 30,     Year ended
                                                         (Unaudited)      1996           1996         September 30,
                                                        (As restated)  (Unaudited)   (As restated)        1995
                                                        -------------  ------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(1,594,714)    $(981,723)    $(3,228,198)      $(430,055)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Common stock issued for services                      724,375       116,307       1,315,209         162,250
       Common stock to be issued for services                101,278             -         585,000               -
       Related party payable issued for commitment fee        63,750             -               -               -
       Depreciation                                           27,393        13,300          31,056           2,662
       Changes in operating assets and liabilities:
         (Increase) decrease in:
             Accounts receivable                            (277,517)      (21,613)        (14,582)              -
             Inventory                                         3,444       (67,798)        (35,324)              -
             Notes receivable                               (203,352)            -               -               -
             Employee advances                              (198,500)            -               -               -
             Prepaid expenses and other assets                (5,001)     (181,609)         (2,951)         (1,177)
             Mortgage loans held for sale                 (5,848,050)            -               -               -
          Increase (decrease) in:
             Accounts payable                                262,342       120,653         217,867             349
             Accrued expenses                                (39,021)      102,419          46,637           1,449
                                                         -----------     ---------     -----------       ---------

NET CASH USED IN OPERATING ACTIVITIES                     (6,983,573)     (900,064)     (1,085,286)       (264,522)
                                                         -----------     ---------     -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                       (231,272)      (54,509)        (96,846)         (6,720)
  Proceeds from sale of land held for sale                   800,000             -               -         (10,000)
  Loans made on notes receivable                                   -             -               -         (14,000)
  Related party receivable                                   129,687        49,889         (74,798)        (29,092)
                                                         -----------     ---------     -----------       ---------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                       698,415        (4,620)       (171,644)        (59,812)
                                                         -----------     ---------     -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from warehouse line of credit               5,848,050             -               -               -
  Proceeds from issuance of notes payable                    287,000       874,798         268,893         355,776
  Payments under capital lease obligations                   (25,473)      (11,000)        (17,300)              -
  Proceeds from exercise of warrants                         140,938             -               -               -
  Payments on borrowings                                    (188,755)      (68,779)        (38,253)              -
  Payments on common stock subscribed                        125,000             -               -               -
  Sale of common stock                                       137,500       100,000       1,017,914               -
                                                         -----------     ---------     -----------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  6,324,260       895,019       1,231,254         355,776
                                                         -----------     ---------     -----------       ---------

NET INCREASE (DECREASE) IN CASH                               39,102        (9,665)        (25,676)         31,442

CASH, BEGINNING OF PERIOD                                        395        26,071          26,071          (5,371)
                                                         -----------     ---------     -----------       ---------

CASH, END OF PERIOD                                      $    39,497     $  16,406     $       395       $  26,071
                                                         ===========     =========     ===========       =========


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

          In addition, the current period financial statements have been restated to reflect management's reversal of a sales transaction booked in the original filing, commitment fees not accrued for in the original filing, common stock issued for services, and payroll expense for common stock to be issued to employees not accrued for in the original filing. The agreement that generated the sales transaction was rescinded in a subsequent period.

          The change to retained deficit as of June 30, 1997, and the related statement of operations for the nine months then ended are summarized below:


                                                                           Retained
                                                                           Deficit       Net Loss
                                                                         ------------  ------------

                As previously reported, June 30, 1997                     $(3,480,406)  $  (271,615)

                Omission of stock for services transaction (see above)       (585,000)            -

                Change in accounting method - land sale                      (640,000)     (640,000)

                Reversal of sales transaction                                (400,000)     (400,000)

                Issuance of stock for services                               (186,875)     (186,875)

                Common stock to be issued to employees                       (101,278)     (101,278)

                Omission of commitment fees                                   (63,750)      (63,750)
                                                                          -----------   -----------

                As restated, June 30, 1997                                $(5,338,505)  $(1,594,714)
                                                                          ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  SUBSEQUENT EVENTS:

          As of June 30, 1997, the Company had 5,000,000 shares of preferred stock authorized. In August 1997, the Company designated 1,066,666 shares as Convertible Preferred Stock, Series A (the "Convertible Preferred").

          The Company sold a total of 648,648 shares of Convertible Preferred (at a price of $1.85 per share) in a private placement that was consummated in August 1997, for total proceeds of $1,200,000. As additional consideration, the Company issued warrants to purchase 150,000 shares of the Company's common stock at an initial exercise price of $1.85 per share. The Convertible Preferred has a stated value of $1.85 and is entitled to receive cumulative dividends at an annual rate of $.148 per share, payable quarterly when and if declared by the Board of Directors and is convertible, at any time at the option of the holder, into shares of the Company's common stock at a conversion price equal to the lesser of (a) $1.85 per share or (b) 75% of the average closing bid price of the Common Stock during the five trading days immediately preceding such conversion. In the event of any noticed conversion of the Convertible Preferred at a conversion price of less than $1.125 per common share then the Company may, at its option, redeem the shares of the Convertible Preferred, in whole or in part, at an amount equal to 117% of the purchase price of the holder's Convertible Preferred plus an amount equal to accrued and unpaid dividends, if any, to (and including) the date fixed for redemption, whether or not earned or declared. Each share of the Convertible Preferred is entitled to vote on any matter submitted to the shareholders as if the Convertible Preferred had been converted into common stock, and each share has a liquidation preference equal to $2.16.

          In September 1997, the Company entered into a memorandum of understanding whereby it has agreed in principle to acquire all of the issued and outstanding capital stock of Investment Consultants, Inc. ("Sellers"), a Colorado corporation. In exchange for acquiring all of the issued and outstanding capital stock of Sellers, the Company will issue 400,000 shares of its common stock (the "Shares"). If as the close of the business day eighteen months following closing of this transaction, the aggregate fair market value of the Shares is less than $2,000,000, the Sellers may elect one of two options. Sellers may either elect: (1) that additional common shares are issued equivalent to the difference between the sum of $2,000,000 and the aggregate fair market value of the Shares, or (2) to rescind the transaction, returning the parties to their respective positions prior to consummation of the proposed transaction.

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