Form 10QSB/A
period 1997-12-31
EMB CORP
filed 1998-02-20
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

     [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

     [   ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ________________

     COMMISSION FILE NUMBER:  1-11883

                                EMB CORPORATION
                                ---------------
                    (EXACT NAME OF SMALL BUSINESS ISSUER AS
                           SPECIFIED IN ITS CHARTER)

            HAWAII                                    95-3811580
            ------                                    ----------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


       3200 BRISTOL STREET, EIGHTH FLOOR, COSTA MESA, CALIFORNIA  92626
       ----------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (714) 437-0738
                          --------------------------
                          (ISSUER'S TELEPHONE NUMBER)

                                NOT APPLICABLE
             --------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

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

          STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 8,691,142
     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES     NO X
                                                                     ---   ---

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

        EMB Corporation and Subsidiaries -- Consolidated Balance Sheets

                                                                                                         As of
                                                                                                     December 31,       As of
                                                                                                          1997        December 31,
CURRENT ASSETS                                                                                        (Unaudited)         1996
                                                                                                     -------------  ---------------
  Cash                                                                                                $   496,485      $   836,035
  Accounts receivable (no allowance deemed necessary)                                                     126,391           30,407
  Inventory, net                                                                                               --           31,880
  Notes receivable                                                                                        372,274               --
  Mortgage loans receivable                                                                            16,117,406        1,825,650
                                                                                                      -----------      -----------

    TOTAL CURRENT ASSETS                                                                               17,112,556        2,723,972

PROPERTY AND EQUIPMENT, net                                                                               690,832          150,193

RELATED PARTY RECEIVABLE                                                                                  703,590          140,446

NOTE RECEIVABLE, less current portion                                                                   3,161,133        3,200,000

LAND HELD FOR SALE                                                                                         43,000           43,000

OTHER ASSETS                                                                                            5,924,748            9,129
                                                                                                      -----------      -----------

        TOTAL ASSETS                                                                                  $27,635,859      $ 6,266,740
                                                                                                      ===========      ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                                                    $   978,759      $   274,304
  Accrued Expenses                                                                                        243,979           88,288
  Line of Credit                                                                                       16,078,269        1,825,650
  Notes Payable - current portion                                                                         219,606          343,526
  Capital lease obligations - current portion                                                                  --           28,828
  Other current liabilities                                                                             3,213,756               --
                                                                                                      -----------      -----------

    TOTAL CURRENT LIABILITIES                                                                          20,734,369        2,560,599

NOTES PAYABLE, net of current portion                                                                     443,867           84,997

CAPITAL LEASE OBLIGATIONS, net of current portion                                                              --           23,123

DEFERRED GAIN                                                                                           3,161,133        3,200,000
                                                                                                      -----------      -----------

    TOTAL LIABILITIES                                                                                 $24,339,370      $ 5,868,719
                                                                                                      -----------      -----------

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000,000 shares authorized,
    837,162 issued or outstanding                                                                     $ 1,359,000      $        --
  Common stock, no par value, 30,000,000 shares
    authorized; 8,640,942 and 5,775,442 shares issued
    and outstanding, respectively                                                                       8,846,357        4,712,641
  Common stock to be issued                                                                                    --          585,000
  Common stock subscribed                                                                                (100,000)        (187,875)
  Retained deficit                                                                                     (6,808,867)      (4,711,745)
                                                                                                      -----------      -----------

    TOTAL SHAREHOLDERS' EQUITY                                                                          3,296,490          398,021

   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                           $27,635,859      $ 6,266,740
                                                                                                      ===========      ===========

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the three months
                                                   ended December 31,
                                         ----------------------------------
                                             (Unaudited)
                                                1997             1996
                                         -----------------  ---------------
REVENUES
  Mortgage loan revenues                        $1,180,443   $  349,367
  Product sales                                         --           --
                                                ----------   ----------

      TOTAL REVENUES                             1,180,443      349,367

COST OF SALES                                      476,682           --
                                                ----------   ----------

  Gross Profit                                     703,761      349,367

OPERATING EXPENSES
  General and administrative                     1,571,112    1,246,095
  Depreciation                                      19,625        6,853
                                                ----------   ----------

      TOTAL OPERATING EXPENSES                   1,590,737    1,252,948
                                                ----------   ----------

INCOME (LOSS) FROM OPERATIONS                     (886,976)    (903,581)

OTHER INCOME (EXPENSES)                                 --      (12,773)
  Interest expense                                 384,858
  Interest income
  Gain on sale of land                              38,867           --
                                                ----------   ----------

      TOTAL OTHER INCOME (EXPENSE)                 423,725      (12,773)
                                                ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                 (463,251)    (916,354)
  Income taxes                                          --        1,600
                                                ----------   ----------

NET INCOME (LOSS)                               $ (463,251)  $ (917,954)
                                                ==========   ==========

NET INCOME (LOSS) PER COMMON SHARE              $     (.06)  $     (.17)
                                                ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                    7,781,819    5,406,549
                                                ==========   ==========


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    FOR THREE MONTHS ENDED DECEMBER 31, 1997

                                  (Unaudited)



                                Common Stock        Preferred Stock         Common        Common                      Total
                                ------------        --------------           Stock       Stock to    Retained     Shareholders
                              Shares     Amounts   Shares   Amounts        Subscribed    be Issued    Deficit        Equity
                              ------     -------   ------   -------        ----------    ---------   --------     ------------
BALANCE, SEPTEMBER 30, 1996   5,311,817  $3,910,391        --           -- $ (200,000)  $ 585,000   $(3,793,791)  $   501,600
-----------------------------------------------------------------------------------------------------------------------------
 Proceeds from sale of           50,000     137,500        --           --         --          --            --       137,500
  shares
-----------------------------------------------------------------------------------------------------------------------------
Shares issued for services      991,750   1,456,903        --           --         --    (585,000)           --       871,903
-----------------------------------------------------------------------------------------------------------------------------
Shares issued for exercise
 of                              96,250     140,938        --           --         --          --            --       140,938
     warrants
-----------------------------------------------------------------------------------------------------------------------------
 Warrants exercised for
  subscrip-                      86,125     172,250        --           --   (212,875)         --            --       (40,625)
    tion receivable
-----------------------------------------------------------------------------------------------------------------------------
 Shares issued for
  investment in               1,000,000   1,137,500        --           --         --          --            --     1,137,500
   joint venture
-----------------------------------------------------------------------------------------------------------------------------
 Proceeds from private
  placement of
    Series A preferred               --          --   648,648    1,009,000         --          --            --     1,009,000
     stock, net of
     issuance costs
-----------------------------------------------------------------------------------------------------------------------------
 Shares to be issued for             --          --        --           --         --     160,875            --       160,875
  services
-----------------------------------------------------------------------------------------------------------------------------
Payment of stock
 subscription                        --          --        --           --    125,000          --            --       125,000
    receivable
-----------------------------------------------------------------------------------------------------------------------------
 Set up bad debt reserve             --          --        --           --    187,875          --            --       187,875
-----------------------------------------------------------------------------------------------------------------------------
Net Loss                             --          --        --           --         --          --    (2,551,825)   (2,551,825)
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997   7,535,942  $6,955,482   648,648   $1,009,000  ($100,000)  $ 160,875   $(6,345,616)  $ 1,679,741
-----------------------------------------------------------------------------------------------------------------------------
Shares issued for services      105,000     160,875        --           --         --    (160,875)           --            --
-----------------------------------------------------------------------------------------------------------------------------
Shares issued for
 acquisition of                 100,000     191,000        --           --         --          --            --       191,000
    Preferred Financial
     Services, Inc.
-----------------------------------------------------------------------------------------------------------------------------
 Shares issued for
  acquisition of
    American                    500,000     855,000        --           --         --          --            --       855,000
     Teleconferencing
    Services, Inc.
-----------------------------------------------------------------------------------------------------------------------------
 Shares issued for
  acquisition of
    Investment                  400,000     684,000        --           --         --          --            --       684,000
     Consultants, Inc.
    (Equityline)
-----------------------------------------------------------------------------------------------------------------------------
 Proceeds from sale of
  Series B                           --          --   675,000      350,000         --          --            --       350,000
     preferred stock
-----------------------------------------------------------------------------------------------------------------------------
 Cancellation of Series A            --          --  (486,486)          --         --          --            --            --
  preferred
     stock
-----------------------------------------------------------------------------------------------------------------------------
Net Loss                             --          --        --           --         --          --      (463,251)     (502,118)
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997    8,640,942  $8,846,357   837,162   $1,359,000 $ (100,000)        -0-   $(6,808,867)  $ 3,296,490

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three months ended
                                                            December 31,
                                                     ---------------------------
                                                      (Unaudited)
                                                         1997           1996
                                                     -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $  ( 463,251)  $  (917,954)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Common stock issued for services                            --       537,500
   Gain on sale of land                                    38,866            --
     Depreciation                                          19,625         6,853
     Changes in operating assets and liabilities:
     (Increase) decrease in:
      Accounts receivable                                 (95,984)      (15,825)
         Mortgage loans receivable                    (14,291,756)   (1,825,650)
      Inventory                                                --         3,444
      Notes receivable                                   (319,407)       14,000
      Prepaid expenses and other assets                   323,473        (5,001)
     Increase (decrease) in:
      Accounts payable                                    704,455        51,756
      Accrued expenses                                    155,691        39,402
         Other liabilities                             (2,422,652)           --
                                                     ------------   -----------

NET CASH USED IN OPERATING ACTIVITIES                 (16,350,940)   (2,111,475)
                                                     ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                     (389,957)       (7,683)
 Proceeds from sale of land                               422,867       800,000
 Proceeds from sale of rights                                  --            --
 Loans made on related party receivable                        --       (10,759)
                                                     ------------   -----------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                      32,910      (781,558)
                                                     ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from warehouse line of credit            16,078,269     1,825,650
 Proceeds from issuance of notes payable                  418,832        54,000
 Payments under capital lease obligations                      --        (6,698)
 Payments on borrowings                                        --       (24,895)
 Payments on common stock subscribed                           --       125,000
 Sale of common stock                                          --       192,500
 Sale of preferred stock                                  350,000            --
                                                     ------------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              16,847,101     2,165,557
                                                     ------------   -----------

NET INCREASE (DECREASE) IN CASH                           463,251       835,640

CASH, BEGINNING OF PERIOD                                  61,409           395
                                                     ------------   -----------

CASH, END OF PERIOD                                  $    524,660   $   836,035
                                                     ============   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION:

         In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of EMB Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the three months ended December 31, 1997 and 1996, respectively. The financial statements are consolidated to include the accounts of EMB Corporation and its subsidiary companies (together "the Company").

         Certain 1996 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

         The accounting policies followed by the Company are set forth in Note A to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended September 30, 1997.

NOTE 2.  INCOME (LOSS) PER COMMON SHARE:

         Income (loss) per common share is based on the weighted average number of common shares outstanding during the period.

NOTE 3.  MATERIAL EVENT:

         Not applicable.

NOTE 4.  SIGNIFICANT AGREEMENT:

         In 1996, the Company entered into an agreement with a national lender whereby the lender extended a $3,000,000 warehouse line of credit to the Company solely for the purpose of funding residential mortgage loans. This agreement is being revised to provide for a $10,000,000 warehouse line of credit. In September and October, 1997, the lender executed three (3) master commitments to purchase a total of $150,000,000 of jumbo and conforming residential first and second mortgages from the Company. As of December 31, 1997, the Company had funded in excess of $100,000,000 against its master commitment and was negotiating for a new, larger master commitment.


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

         The principal business of the Company is the origination and processing of residential mortgage loans using a service which the Company calls Video Interactive Mortgage Process ("VIP"). Mortgages originated and/or purchased by the Company have been resold primarily to Impac Funding Corporation, formerly ICI Funding Corporation; although mortgages in the future may be held for investment, sold to other third parties, or securitized and issued as mortgage backed securities. See "Capital Resources" and "Liquidity", below.

LOAN ORIGINATIONS AND PURCHASES

         The Company increased its funded mortgage loan volume to $82,198,522 during the three month period ended December 31, 1997, as compared to $11,589,100 for the three month period ended December 31, 1996, representing an increase of 609%. This increase in mortgage loan volume appears to be continuing primarily due to the expansion of the Company's marketing activities. The acquisition of Investments Consultants, Inc., d/b/a Equityline, Inc., on December 23, 1997, did not appreciably affect the operations of the Company for the period ended December 31, 1997, as there was only a short period of consolidated operations to report.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information regarding the Company:

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                       -------------------------
                                           1997         1996
                                       ------------  -----------
                                             (unaudited)

Mortgage loan revenues...............   $1,180,443   $  349,367

General and administrative expenses..    1,571,112    1,246,095

Depreciation.........................       19,625        6,853

Interest expense.....................           --      (12,773)

Gain on sale of land.................       38,866           --

Net income (loss)....................     (463,251)    (917,954)

Net income (loss) per share..........         (.06)        (.17)

Three months ended December 31,1997 compared with three months ended December
-----------------------------------------------------------------------------
31,1996
-------

         REVENUES. Mortgage loan revenues, net of commitment fees, increased 101% to $703,761 in the three month period ended December 31, 1997, from $349,367 in 1996. Revenues were generated primarily from loan processing and resale of mortgage loans. The increase in revenues was attributable to the expansion of the Company's marketing activities outside the State of California.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 23% to $1,536,037 in the three month period ended December 31,1997 from $1,252,948 in 1996. This increase is principally attributable to increased activity in its mortgage loan processing business, an increase in employees, and the costs of establishing six (6) additional mortgage loan offices.

         DEPRECIATION. Depreciation increased 186% to $19,625 in the three month period ended December 31,1997, from $6,853 in the three months ended December 31, 1996.

         RESULTS OF OPERATIONS. The net loss was $496,251 during the three month period ended December 31, 1997, as compared with a loss of $917,954 during the same period of 1996, due primarily to the increase in mortgage loan revenues.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31
                                                   ----------------------------------
                                                          1997              1996
                                                   -------------------  -------------

      Net cash used in operating activities......        $(16,350,940)   $(2,111,475)

      Net cash used in investing activities......        $     32,910    $  (781,558)

      Net cash provided by financing activities..        $ 16,847,101    $ 2,165,557

         CAPITAL EXPENDITURES. The Company has incurred capital expenditures for office equipment, office furniture and other fixed assets used primarily in its mortgage loan business. Capital expenditures during the three month periods ended December 31,1997 and 1996 totaled $389,957 and $830, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by cash from operations, by the sale of its Common Stock, Preferred Stock and warrants and by short term loans.

         The Company intends to raise additional capital through an offering of its Common Stock, Preferred Stock and warrants to fund mortgage loans and to provide additional working capital to fund future operations, although no specific plans or commitments presently exist to pursue an offering of its securities.

         At December 31, 1997, the Company had current assets of $17,135,891 and current liabilities of $17,894,217, resulting in a working capital deficit of $758,326, as compared to a working capital deficit of $921,699 at December 31, 1996. Working capital decreased by $921,699.

         Net cash used in operating activities decreased to $(16,350,940) for the three months ended December 31, 1997, from $(2,111,475) for the three months ended December 31, 1996, or a difference of $14,239,465. The decrease in net cash used in operating activities was primarily attributable to the increase of other assets.

         On December 23, 1997, the Company acquired all of the outstanding stock Investment Consultants, Inc., d/b/a Equityline, Inc, ("Equityline"). Equityline operates as a mortgage banking firm, specializing in home equity and second mortgage loans. It operates out of an office located in Denver, Colorado.

         The warehouse line of credit is available for the funding of loans which will be sold not only to Impac Funding Corporation, formerly ICI Funding Corporation, but also to other investors, including: Resource Bancshares Mortgage Group, The Mortgage Authority and others. During the time period following funding of a loan, but prior to resale of the loan, the Company realizes either interest income or expense depending upon the note rate for the underlying mortgage vis a vis the interest rate on the warehouse line of credit, i.e., presently, prime + 1/2%.

         The Company has increased the amount of its outstanding indebtedness to $23,978,580 from $ l 1,342,843 during the three month period ended December 31, 1997, an increase of $ 12,635,737. An undeveloped property continues to be subject to a deed of trust in the amount of $65,000. Notes to related parties payable of $130,405 at September 30, 1997, remain the same at December 31, 1997. Other notes have been reduced by cash payments of $91,405.

         As of December 31, 1997, the Company has notes payable to unrelated parties in the total amount of approximately $266,407, including a $65,000 deed of trust amount on its undeveloped land. The Company believes that this remaining indebtedness will be paid primarily from its cash flow from operations.

                          PART II - OTHER INFORMATION

ITEM L.   LEGAL PROCEEDINGS

     No additional legal proceedings occurred during the fiscal quarter ended December 31,1997. The civil action filed against the Company by Greenhouse Group, Inc. (Superior Court of the State of California, Orange County Case No. 786468) was dismissed by the Court. No other material developments occurred during the period regarding pending litigation.

ITEM 2.   CHANGES IN SECURITIES

     Effective November 1,1997, the Company entered into a Stock Purchase Agreement with the sole stockholder of Preferred Holding Group, Incorporated ("PHG"), Colorado corporation, to purchase all of the issued and outstanding capital stock of PHG in exchange for 100,000 shares of the Common Stock of the Company in reliance upon Section 4(2) of the Securities Act of 1933. In November 1997, the name of Preferred Holding Group, Incorporated, was changed to EMB Financial Services, Inc.

     Effective December 23, 1997, the Company entered into a Stock Purchase Agreement with the two stockholders of Investment Consultants, Inc. ("ICI"), a Colorado corporation (d/b/a Equityline Financial Services, to purchase all of the issued and outstanding capital stock of ICI in exchange for 400,000 shares of the Common Stock of the Company in reliance upon Section 4(2) of the Securities Act of 1933.

     Effective December 23, 1997, the Company entered into a Stock Purchase Agreement with the sole stockholder of American Teleconferencing Services, Inc. ("ATS"), a Nevada corporation, to purchase all of the issued and outstanding capital stock of ATS in exchange for 500,000 shares of the Common Stock of the Company in reliance upon Section 4(2) of the Securities Act of 1933.

     Effective December 31, 1997, the Company entered into a 10% Convertible Preferred Purchase Agreement by which the Company issued 675,000 shares of its new 10% Convertible Preferred Stock, Series B for $350,000 and in exchange for 486,486 shares of its previously outstanding shares of its 8% Convertible Preferred Stock, Series A, and issued additional warrants to purchase 400,000 shares of the Common Stock of the Company exercisable at $2.375 per share. As a result, the Company had 162,162 of its Series A Preferred Stock and 675,000 shares of its Series B Preferred Stock issued and outstanding as of December 31, 1997.

     Effective January 30, 1998, the Company offered and sold convertible notes with warrants in the principal amount of $500,000 to non-U.S. persons in reliance upon Regulation S under the Securities Act of 1933. Interest is payable on the note at eight percent (8%) per annum and is due and payable on January 30, 2000. The principal amount of the note is convertible into shares of the Common Stock of the Company at a conversion rate of $2.375 per share, subject to adjustment. In addition, the holders of the note acquired warrants to purchase 100,000 shares of Common Stock at am exercise price of $2.375 per share.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended December 31, 1997.

     The Company has scheduled an annual meeting of shareholders to be held on March 20, l 998, at 3:30 p.m. (local time) at the Wyndham Garden Hotel, 3350 Avenue of the Arts, Costa Mesa, California.

ITEM 5.   OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.
          --------

          Exhibit No. 10(a)   10% Convertible Preferred Purchase Agreement
          Exhibit No. 10(b)   Offshore Securities Purchase Agreement
          Exhibit No. 10(c)   Offshore Note
          Exhibit No. 27         Financial Data Schedule

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EMB CORPORATION


Date:     February 19, 1998        By:  /s/ James E. Shipley
                                       -------------------------------------
                                         James E. Shipley, President


Date:     February 19, 1998        By:  /s/ B. Joe Wimer
                                       -------------------------------------
                                         B. Joe Wimer, Secretary, Treasurer and
                                            Principal Accounting Officer