Form 10QSB
period 1998-03-31
EMB CORP
filed 1998-05-21
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

     [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

     [   ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ________________

     COMMISSION FILE NUMBER:  1-11883


                                 EMB CORPORATION
                                 ---------------
                    (EXACT NAME OF SMALL BUSINESS ISSUER AS
                           SPECIFIED IN ITS CHARTER


                   HAWAII                      95-3811580
       -------------------------------     ------------------
       (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)


       3200 BRISTOL STREET, EIGHTH FLOOR, COSTA MESA, CALIFORNIA  92626
       ----------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (714) 437-0738
                          --------------------------
                          (ISSUER'S TELEPHONE NUMBER)


                                NOT APPLICABLE
                ----------------------------------------------
                (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                      YEAR, IF CHANGED SINCE LAST REPORT)


          CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
     SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
     YES  X   NO
         ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN ANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE
     DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY COURT.  YES    NO
                                                                     ___    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

          STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 9,750,942
     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES    NO  X
                                                                    ---    ---

ITEM 1.       FINANCIAL STATEMENTS                                             *
              EMB CORPORATION AND SUBSIDIARIES - CONSOLIDATED BALANCE SHEETS

              ASSETS                                                                 As of              As of
                                                                                March 31, 1998      September 30
CURRENT ASSETS                                                                    (Unaudited)           1997
                                                                               -----------------  -----------------
        Cash                                                                   $        826,457   $         61,409
        Restricted  Cash                                                                   -                34,000
        Accounts Receivable (net of allowance of $17,958                                134,123              8,890
            and $17,958, respectively)
        Mortgage Loans Held For Sale                                                 14,368,574          7,092,238
        Notes Receivable - officers                                                     247,600            227,600
        Current Portion Of Notes Receivable                                             335,001            165,574
        Prepaid Expenses And Other                                                      752,089            218,441
                                                                               -----------------  -----------------
              TOTAL CURRENT ASSETS                                                   16,663,844          7,808,152

PROPERTY AND EQUIPMENT, net                                                             827,282            462,992

NOTE RECEIVABLE, LESS CURRENT PORTION                                                 3,161,133          3,161,133

RELATED PARTY RECEIVABLE                                                                590,786            166,212

LAND HELD FOR SALE                                                                      357,879             43,000

INTANGIBLE ASSETS, NET                                                                  118,379            105,885

OTHER ASSETS                                                                          3,217,769          1,275,210
                                                                               =================  =================
                                                                               $     24,937,072   $     13,022,584
                                                                               =================  =================

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts Payable                                                       $        945,962   $        539,488
        Warehouse line of credit                                                     14,528,738          7,029,738
        Accrued Expenses                                                                978,508            170,743
        Notes Payable - current portion                                                 326,211            227,487
        Capital lease obligations - current portion                                      38,748             24,467
        Other current liabilities                                                       758,163               -
                                                                               -----------------  -----------------
              TOTAL CURRENT LIABILITIES                                              17,576,330          7,991,923

RELATED PARTY PAYABLE                                                                   439,898            130,405

NOTES PAYABLE, net of current portion                                                   490,000             17,154

CAPITAL LEASE OBLIGATIONS, net of current portion                                       116,244              3,361

DEFERRED GAIN                                                                         3,161,133          3,200,000
                                                                               -----------------  -----------------
              TOTAL LIABILITIES                                                      21,783,605         11,342,843

COMMITMENTS AND CONTINGENCIES                                                                                 -

SHAREHOLDERS' EQUITY
        Preferred stock, no par value, 5,000,000 shares authorized,
             675,000 and 648,648 issued or outstanding, respectively                  1,359,000          1,009,000
        Common stock, no par value, 30,000,000 shares authorized;
             9,750,942 and 7,535,942 shares issued and outstanding,
             respectively                                                            10,830,587          6,955,482
        Common stock to be issued                                                                          160,875
        Common stock subscribed (net of allowance of $100,000
             and $187,875, respectively)                                               (100,000)          (100,000)
        Retained deficit                                                             (8,936,120)        (6,345,616)
                                                                               -----------------  -----------------
              TOTAL SHAREHOLDERS' EQUITY                                              3,153,467          1,679,741
                                                                               -----------------  -----------------
                                                                               $     24,937,072   $     13,022,584
                                                                               =================  =================

                       EMB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  For the six months           For the three months
                                                    ended March 31               ended March 31
                                              --------------------------    --------------------------
                                                  1998           1997          1998            1997
                                                            (As Restated)                 (As Restated)
REVENUES
   Mortgage loan revenues                     $ 4,046,944    $   902,451    $ 2,866,501    $   553,085
   Product sales                                       --             --             --             --
                                              -----------    -----------    -----------    -----------
     TOTAL REVENUES                             4,046,944        902,451      2,866,501        553,085

COST OF SALES                                   2,201,893             --      1,725,211             --
                                              -----------    -----------    -----------    -----------
   Gross Profit                                 1,845,051        902,451      1,141,290        553,085

OPERATING EXPENSES
   General and Administrative                   4,774,680      2,208,012      3,203,568        961,151
   Depreciation                                    46,575         11,853         26,950          5,000
                                              -----------    -----------    -----------    -----------
     TOTAL OPERATING EXPENSES                   4,821,255      2,219,865      3,230,518        966,151

INCOME (LOSS) FROM OPERATIONS                  (2,976,204)    (1,317,414)    (2,089,228)      (413,066)

OTHER INCOME (EXPENSE)
   Interest income                                424,187             --         39,329             --
   Interest expense                               (77,354)       (18,101)       (77,354)        (6,095)
   Gain on land sale                               38,867             --             --             --
                                              -----------    -----------    -----------    -----------
     TOTAL OTHER INCOME (EXPENSE)                 385,700        (18,101)       (38,025)        (6,095)
                                              -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES              (2,590,504)    (1,335,515)    (2,127,253)      (419,161)
   Income Taxes                                                    1,600                            --

NET INCOME (LOSS)                             $(2,590,504)   $(1,337,115)   $(2,127,253)   $  (419,161)
                                              ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE            $     (0.31)   $     (0.23)   $     (0.23)   $     (0.07)
                                              ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                    8,455,365      5,709,361      9,218,831      6,024,053
                                              ===========    ===========    ===========    ===========

                       EMB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 Six Months          Six Months
                                                                                   ended               ended
                                                                                 March 31,           March 31,
                                                                                    1998                1997
                                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                    $ (2,590,504)        $(1,337,115)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
            Common stock issued for services                                        1,773,866             537,500
            Note payable issued for commitment fees                                                        25,500
            Gain on sale of land
            Depreciation and amortization                                              46,575              11,853
            Changes in operating assests and liabilities:
                 (Increase) decrease in:
                  Accounts receivable                                                (125,233)             (3,376)
                  Mortgage loans receivable                                        (7,276,336)         (3,105,625)
                  Inventory                                                                                 3,444
                  Note receivable                                                    (189,427)            (86,000)
                  Related party receivable                                           (424,574)
                  Prepaid expenses and other assets                                (2,476,207)           (103,501)
                  Land held for sale                                                 (314,879)
                 Increase (decrease) in:
                  Accounts payable                                                    406,474              18,019
                  Accrued expenses                                                    807,765             (34,425)
                  Related party payable                                               309,493
                  Other liabilities                                                   719,296
                                                                              ----------------    ----------------

NET CASH USED IN OPERATING ACTIVITIES                                              (9,333,691)         (4,073,726)
                                                                              ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                             (376,784)            (37,673)
     Proceeds from sale of land                                                                           800,000
     Proceeds from sale of rights
     Loans made on related property receivable                                                            128,429
                                                                              ----------------    ----------------

NET CASH PRVIDED BY (USED IN) INVESTING ACTIVITIES                                   (376,784)            890,756
                                                                              ----------------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net proceeds from warehouse line of credit                                     7,499,000           3,105,625
     Net proceeds from issuance of notes payable                                      735,359              54,000
     Net proceeds (payments) under capital lease obligations                          127,164             (16,488)
     Proceeds from exercise of warrants                                                                    35,938
     Payments on borrowings                                                                              (184,355)
     Payments on Common stock subscribed                                                                  125,000
     Sale of common stock                                                                                 192,500
     Sale of preferred stock                                                          350,000
     Common stock issued in subsidiary acquisitions                                 1,730,000
                                                                              ----------------    ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          10,441,523           3,312,220
                                                                              ----------------    ----------------

NET INCREASE (DECREASE) IN CASH                                                       731,048             129,250

CASH, BEGINNING OF PERIOD                                                              95,409                 395
                                                                              ----------------    ----------------

CASH, END OF PERIOD                                                               $   826,457         $   129,645
                                                                              ================    ================

                       EMB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      FOR SIX MONTHS ENDED MARCH 31, 1998

                                  (Unaudited)




                                                      Preferred                Common      Common                   Total
                              Common Stock              Stock                   Stock     Stock to    Retained    Shareholders
                                  Shares    Amounts     Shares    Amounts    Subscribed   be Issued    Deficit       Equity
                              ------------  -------   ---------  ----------  ----------   ---------    -------    ------------
BALANCE, SEPTEMBER  30, 1997   7,535,942  $6,955,482    648,648  $1,009,000  ($100,000)   $160,875  $(6,345,616)   $1,679,741

 Shares issued for services    1,215,000   2,145,105         --          --         --    (160,875)          --     1,984,230

 Shares issued for acquisition
  of Preferred Financial
  Services, Inc.                 100,000     191,000         --          --         --          --           --       191,000

 Shares issued for acquisition
  of American Teleconferencing
  Services, Inc.                 500,000     855,000         --          --         --          --           --       855,000

 Shares issued for acquisition
  of Investment Consultants,
  Inc. (Equityline)              400,000     684,000         --          --         --          --           --       684,000

 Proceeds from sale of Series B
  Preferred stock                     --          --    675,000     350,000         --          --           --       350,000

 Cancellation of Series A
  preferred Stock                     --          --   (486,486)         --         --          --           --            --

 Net Loss                             --          --         --          --         --          --   (2,590,504)   (2,590,504)

BALANCE, MARCH 31, 1998        9,750,942 $10,830,587    837,162  $1,359,000  ($100,000)        -0-  $(8,936,120)   $3,153,467

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION:

        In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of EMB Corporation and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the six months ended March 31, 1998 and 1997, respectively. The financial statements are consolidated to include the accounts of EMB Corporation and its subsidiary companies (together "the Company").

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

NOTE 3. MATERIAL EVENT:

        Not applicable.

NOTE 4. SIGNIFICANT AGREEMENT:

        In 1996, the Company entered into an agreement with a national lender whereby the lender extended a $3,000,000 warehouse line of credit to the Company solely for the purpose of funding residential mortgage loans. In February 1998 this agreement was revised to provide for a $10,000,000 warehouse line of credit. In September and October, 1997, such lender executed three (3) master commitments to purchase a total of $150,000,000 of jumbo and conforming residential first and second mortgages from the Company. As of December 31, 1997, the Company had funded in excess of $100,000,000 against its master commitment and was negotiating for a new, larger master commitment. Following the fulfillment of the foregoing master commitments, on March 2, 1998, the Company entered into a new master commitment for the purchase by such lender of $500,000,000 of jumbo and conforming residential first and second mortgages from the Company.

NOTE 5. The increase in assets attributable to "Land held for sale" and "Related party receivable" resulted primarily from the acquisition of the Stock of Investment Consultants, Inc., dba Equityline Financial Services, of Denver, Colorado.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

        The Company, formerly called "Pacific International, Inc.", a Hawaii corporation, was incorporated in 1960, was originally organized to acquire and manage developed and undeveloped real estate and had not conducted significant operations for a number of years until, in December, 1995, it agreed to acquire substantially all of the assets and assume certain liabilities of Sterling Alliance Group, Ltd., a Colorado corporation ("SAG"). Following the close of such transaction, the Company changed its name to EMB Corporation to reflect the change in the purpose and nature of its business. For accounting purposes, such transaction was treated as a recapitalization of SAG, with the historical financial information prior to merger being that of SAG.

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

LOAN ORIGINATIONS AND PURCHASES

        The Company increased its funded mortgage loan volume to $182,599,396 during the six-month period ended March 31, 1998, as compared to $31,824,360 for the six-month period ended March 31, 1997, representing an increase of 473%. The primary causes of such increase in mortgage loan volume were the expansion of the Company's marketing activities and the opening of new offices in Denver, Colorado and Dallas, Texas. The Denver operations resulted from the acquisition of all of the stock of Investment Consultants, Inc., dba Equityline, Financial Services, in December 1997. The Dallas operations resulted from the purchase of the Dallas office of Deposit Guaranty Mortgage Corporation in January 1998.

RESULTS OF OPERATIONS

        The following table sets forth certain operating information regarding the Company:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         1998           1997
                                                      -----------   -----------
                                                      (unaudited)

Mortgage loan revenues............................    $ 2,866,501   $   553,085


Cost of sales.....................................      1,725,211            --


General and administrative expenses...............      3,203,568       961,151


Depreciation......................................         26,950         5,000


Interest, net.....................................        (38,025)       (6,095)


Gain on sale of land..............................             --            --


Net income (loss).................................     (2,127,253)     (419,161)


Net income (loss) per share.......................          (0.23)         (.07)


Three-months ended March 31,1998 compared with three-months ended March 31,1997

        REVENUES. Mortgage loan revenues, net of commitment fees, increased
418% to $2,866,501 in the three-month period ended March 31, 1998, from $553,085 in 1997. Revenues were generated primarily from loan processing and resale of mortgage loans. The increase in revenues was attributable to the expansion of the Company's marketing activities outside the State of California as a result of the opening of offices in Denver, Colorado and Dallas, Texas.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 233% to $3,203,568 in the three-month period ended March 31, 1998 from $961,151 in 1997. This increase is principally attributable to increased activity in the Company's mortgage loan processing business, an increase in its employees, and the costs of the newly acquired Denver and Dallas offices. In addition, the Company incurred significant expenses relative to both short-term and longer term consulting agreements with outside marketing and other advisors. It is anticipated that a significant portion of these expenses will be of a non-recurring nature.

        DEPRECIATION. Depreciation increased 439% to $26,950 in the three-month period ended March 31,1998, from $5,000 in the three-months ended March 31, 1997. The increase in depreciation resulted from the additional expenditures for office equipment and office furniture for expansion of the Company's mortgage operation.

        RESULTS OF OPERATIONS. The net loss was $2,127,253 during the three-month period ended March 31, 1998, as compared with a loss of $419,161 during the same period of 1997, due primarily to the opening of offices in Dallas, Texas and Denver, Colorado, an investment in new software and hardware technology, and consulting fees paid to outside marketing and other advisors.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

        The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                     SIX MONTHS ENDED
                                                         MARCH, 31
                                             -------------------------------
                                                  1998             1997
                                             --------------    -------------

Net cash used in operating activities....... $ ( 9,333,691)    $ (4,073,726)


Net cash used in investing activities....... $    (376,784)    $    890,756


Net cash provided by financing activities... $  10,441,523     $  3,312,220



        CAPITAL EXPENDITURES. The Company has incurred capital expenditures for office equipment, office furniture and other fixed assets used primarily in its mortgage loan business. Capital expenditures during the six-month periods ended March 31,1998 and 1997 totaled $423,359 and $49,526, respectively.

        LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by cash from operations, by the sale of its Common Stock, Preferred Stock and warrants and by short-term loans.

        The Company intends to raise additional capital through an offering of its Common Stock, Preferred Stock and warrants to fund mortgage loans and to provide additional working capital to fund future operations, although no specific plans or commitments presently exist to pursue any offering of its securities.

        At March 31, 1998, the Company had current assets of $16,663,844 and current liabilities of $17,576,330, resulting in a working capital deficit of $912,486, as compared to a working capital deficit of $183,772 at March 31, 1997. Working capital decreased by $728,714.

        Net cash used in operating activities decreased to $(9,333,691) for the three months ended March 31, 1998, from $(4,073,726) for the six-months ended March 31, 1997, or a difference of $5,259,965. The decrease in net cash used in operating activities was primarily attributable to the increase of mortgage loans receivable and other assets.

        On December 23, 1997, the Company acquired all of the outstanding stock Investment Consultants, Inc., d/b/a Equityline, Inc, ("Equityline"). Equityline operates as a mortgage banking firm, specializing in home equity and second mortgage loans. It operates out of an office located in Denver, Colorado.

        The warehouse line of credit is available for the funding of loans which the Company expects will be sold not only to Impac Funding Corporation, formerly ICI Funding Corporation, but also to other investors, including: Resource Bancshares Mortgage Group, Source One Mortgage (formerly doing business as The Mortgage Authority) and others. During the time period following funding of a loan, but prior to resale of the loan, the Company realizes either interest income or expense depending upon the note rate for the underlying mortgage vis a vis the interest rate on the warehouse line of credit, i.e., presently, prime + 1/2%.

        The Company has increased the amount of its outstanding indebtedness to $21,783,605 from $l1,342,843 during the six-month period ended March 31, 1998, an increase of $ 10,440,762. Undeveloped properties are subject to deeds of trust in the amount of $379,878. Notes to related parties payable of $130,405 at September 30, 1997, increased to $439,898 at March 31, 1998, as a result of the Equityline acquisition.

        As of March 31, 1998, the Company has a long-term note payable to an unrelated party in the amount of $490,000. The Company believes that this and other remaining indebtedness will be paid primarily from its cash flow from operations.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        No material legal proceedings or other legal developments occurred during the period.

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

        Effective December 31, 1997, the Company entered into a 10% Convertible Preferred Purchase Agreement by which the Company issued 675,000 shares of its new 10% Convertible Preferred Stock, Series B for $350,000 and in exchange for 486,486 shares of its previously outstanding shares of its 8% Convertible Preferred Stock, Series A, and issued additional warrants to purchase 400,000 shares of the Common Stock of the Company exercisable at $2.375 per share in reliance upon Section 4(2) of the Securities Act of 1933. As a result, the Company had 162,162 of its Series A Preferred Stock and 675,000 shares of its Series B Preferred Stock issued and outstanding as of December 31, 1997.

        Effective January 30, 1998, the Company offered and sold a convertible note with warrants in the principal amount of $500,000 to non-U.S. persons in reliance upon Regulation S under the Securities Act of 1933. Interest is payable on the note at eight percent (8%) per annum and is due and payable on January 30, 2000. The principal amount of the note is convertible into shares of the Common Stock of the Company at a conversion rate of $2.375 per share. In addition, the holders of the note acquired warrants to purchase 100,000 shares of Common Stock at am exercise price of $2.375 per share.

        During the fiscal quarter ending March 31, 1998, the Company issued 300,000 shares of common stock to Impac Funding Corporation in connection with the purchase by the Company of a new master commitment totalling $500,000,000 (See Note 4 of Financial Statements, above). In addition, the Company issued 760,000 shares of common stock to various non-affilliated persons or entities as consideration for consulting services pursuant to various consulting agreements between the Company and those persons or entities. These issuances were made in pursuant to the Company's 1996 Stock Option, SAR and Stock Bonus Plan with the shares being registered with the U.S. Securities and Exchange Commission on Form S-8 (File No. 333-45283), effective January 30, 1998. Another 50,000 shares of common stock were issued to an officer of the Company in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 1998. The Annual Meeting of the shareholders of the Company was held on April 9, 1998. At that meeting, the shareholders re-elected eight directors, all of which were nominees of the Company, and approved the appointment of Harlan & Boettger as independent accountants for the Company for the current fiscal year, subject to change by the Board of Directors of the Company.

ITEM 5. OTHER INFORMATION.

             On May 20, 1998, the Company dismissed its independent accountants, Harlan & Boettger. The reports of Harlan & Boettger for the fiscal years ended September 30, 1996 and September 30, 1997 contained no adverse opinion, disclaimers of opinion nor were they modified as to uncertainty, audit scope or accounting principles. The decision to dismiss the firm of Harlan & Boettger was made by the Board of Directors of the Company. At no time during the engagement of Harlan & Boettger as independent accountants for the Company were there any disagreements, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure.

             On May 20, 1998, the Company engaged the firm of Corbin & Wertz of Irvine, CA as independent accountants for the Company. Prior to May 20, 1998, neither the Company, nor anyone on its behalf, has consulted with Corbin & Wertz concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements nor any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             Exhibit No.10    Impac Funding Corporation master commitment to
                              purchase jumbo and conforming residential mortgages dated March 2, 1998.

             Exhibit No. 27   Financial Data Schedule

        (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1998.

                                  SIGNATURES



        In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EMB CORPORATION


Date:  May 20, 1998           By:  /s/ James E. Shipley
                                 ---------------------------
                                 James E. Shipley, President



Date:  May 20, 1998           By:  /s/ B. Joe Wimer
                                 ---------------------------
                                 B. Joe Wimer, Secretary, Treasurer and
                                 Principal Accounting Officer