Form 10QSB
period 1998-06-30
EMB CORP
filed 1998-08-13
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB



     [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


     [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM ______________ TO ________________


     COMMISSION FILE NUMBER:  1-11883


                                 EMB CORPORATION
                                 ---------------
                    (Exact name of small business issuer as
                           specified in its charter)

          HAWAII                                            95-3811580
       -------------                                  ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                          Identification No.)


       3200 BRISTOL STREET, EIGHTH FLOOR, COSTA MESA, CALIFORNIA  92626
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


    CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                                       ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


    CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF
SECURITIES UNDER A PLAN CONFIRMED BY COURT. YES     NO
                                                ---    ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS


    STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 8,845,668
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES     NO  X
                                                                ---    ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        EMB Corporation and Subsidiaries -- Consolidated Balance Sheets

        ASSETS                                                       As of           As of
                                                                June 30,1998      September 30,
                                                                 (Unaudited)         1997
                                                               --------------    --------------
CURENT ASSETS
 Cash                                                              $   588,185    $    61,409
 Restricted Cash                                                             -         34,000
 Accounts receivable                                                   148,856          8,890
 Mortgage Loans Held For Sale                                       21,266,952      7,092,238
 Notes Receivable - Officers                                           245,000        227,600
 Notes Receivable  (Current Portion)                                   740,720        165,574
 Prepaid Expenses and Other                                            538,639        218,441
                                                                   -----------    -----------

     TOTAL CURRENT ASSETS                                           23,528,352      7,808,152

PROPERTY AND EQUIPMENT, net                                          1,345,996        462,992
NOTE RECEIVABLE, less current portion                                3,161,133      3,161,133
RELATED PARTY RECEIVABLE                                                29,085        166,212
LAND HELD FOR SALE                                                     357,879         43,000
INTANGIBLE ASSETS, net                                                  79,602        105,885
OTHER ASSETS                                                         1,115,922      1,275,210
                                                                   -----------    -----------

     TOTAL ASSETS                                                  $29,617,969    $13,022,584

 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                                  $   888,612    $   539,488
 Warehouse Line of Credit                                           20,977,903      7,029,738
 Accrued Expenses                                                      893,260        170,743
 Notes Payable  current portion                                        324,497        227,487
 Capital lease obligations  current portion                            143,726         24,467
 Other current liabilities                                             321,193              -
                                                                   -----------    -----------

     TOTAL CURRENT LIABILITIES                                      23,549,191      7,991,923

RELATED PARTY  PAYABLE                                                 446,633        130,405
NOTES PAYABLE, net of current portion                                  585,000         17,154
CAPITAL LEASE OBLIGATIONS, net of current portion                      425,854          3,361
DEFERRED GAIN                                                        3,161,133      3,200,000
                                                                   -----------    -----------

 TOTAL LIABILITIES                                                 $28,167,811    $11,342,843
                                                                   -----------    -----------

SHAREHOLDER' EQUITY
 Preferred stock, no par value,  5,000,000 shares authorized,
     837,162 shares issued and outstanding                         $ 1,359,000    $ 1,009,000
 Common stock, no par value, 30,000,000 shares
     Authorized; 8,845,668 and 7,535,942 shares issued
     and outstanding, respectively                                   9,013,841      6,955,482
 Common Stock To Be Issued                                                   -        160,875
 Common Stock Subscribed                                              (100,000)      (100,000)
 Retained Deficit                                                   (8,822,903)    (6,345,616)
                                                                   -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                      1,450,158      1,679,741

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $29,617,969    $13,022,584
                                                                   ===========    ===========

                       EMB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' QUITY

                      FOR NINE MONTHS ENDED JUNE 30, 1998

                                  (Unaudited)






                       Common                 Preferred
                       Stock                    Stock                Common       Common                   Total
                     -----------              --------                Stock       Stock to  Retained    Shareholders
                       Shares      Amounts     Shares     Amounts   Subscribed   be Issued   Deficit      Equity
                     ----------  ----------   --------  ----------  ----------   ---------   -------    -----------
BALANCE, SEPTEMBER
 30, 1997             7,535,942  $6,955,482    648,648  $1,009,000  ($100,000)   $160,875  $(6,345,616)   $1,679,741

 Shares issued for
  services            1,565,000  2,642,579         --          --         --     (160,875)          --     2,481,704

 Shares issued for
  acquisition of
    Preferred
     Financial
     Services, Inc.     100,000    191,000         --          --         --           --           --       191,000

 Shares issued for
  acquisition of
   American
   Teleconferencing
   Services, Inc.       500,000    855,000         --          --         --           --           --       855,000

 Shares issued for
  acquisition of
    Investment
     Consultants,
     Inc.
    (Equityline)        400,000    684,000         --          --         --           --           --       684,000

  Shares issued for
   cancellation of
        Notes           144,726    120,000         --          --         --           --           --       120,000

 Proceeds from
  sale of Series B
     Preferred
      stock                  --         --    675,000     350,000         --           --           --       350,000

 Shares canceled
  issued for
  acquisition of
   American
   Teleconferencing
   Services, Inc.      (400,000)   (684,000)       --          --         --           --           --      (684,000)

 Cancellation of
  shares issued to
  Technik & Trade
  (EMB
  International)     (1,000,000) (1,750,000)       --          --         --           --           --    (1,750,000)

 Cancellation of
  Series A
  preferred Stock            --          --  (486,486)         --         --           --           --           --

 Net Loss                    --          --        --          --         --           --   (2,477,287)   (2,477,287)

BALANCE, JUNE 30,
 1998                 8,845,668  $9,013,841   837,162  $1,359,000  ($100,000)         -0-  $(8,822,903)   $1,450,158

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the nine months           For the three months
                                                 ended June 30,                 ended June 30,
                                         -------------------------------  --------------------------
                                              1998             1997            1998          1997
                                         ---------------  ---------------  ------------  -------------
                                           (unaudited)     (as restated)   (unaudited)   (as restated)
REVENUES
    Mortgage Loan Revenues                  $ 8,361,243       $2,536,337    $4,314,298     $1,217,596
    Product Sales                                     -           11,473             -          2,263
    Service Revenue                              83,516                -        83,516              -
                                            -----------       ----------    ----------     ----------

         TOTAL REVENUES                       8,444,759        2,547,810     4,397,814      1,219,859

COST OF SALES                                 4,655,231            9,752     2,453,338          1,880
                                            -----------       ----------    ----------     ----------

    Gross Profit                              3,789,748        2,538,058     1,944,476      1,217,979

OPERATING EXPENSES
    General & Administration                  6,572,783        3,316,239     1,798,103      1,116,099
    Depreciation                                 71,998           27,393        25,423         15,540
                                            -----------       ----------    ----------     ----------

    TOTAL OPERATING EXPENSES                  6,644,781        3,343,632     1,823,526      1,131,639
                                            -----------       ----------    ----------     ----------

INCOME (LOSS) FROM OPERATIONS                (2,855,253)        (805,574)      120,950         86,340

OTHER INCOME (EXPENSE)
    Interest Income                             426,344                -         2,157              -
    Interest Expense                            (87,245)         (35,637)       (9,891)       (17,536)
    Gain on Land Sale                            38,867          640,000             -              -
                                            -----------       ----------    ----------     ----------

    TOTAL OTHER INCOME (Expense)                377,966          604,363        (7,734)       (17,536)

NET INCOME (LOSS) before income taxes        (2,477,287)        (201,211)      113,216         68,804
    Income Tax                                        -            1,600             -              -
                                            -----------       ----------    ----------     ----------

NET INCOME (LOSS)                           $(2,477,287)      $ (202,811)   $  113,216     $   68,804
                                            ===========       ==========    ==========     ==========

NET INCOME (LOSS) per common share          $      (.29)      $     (.03)   $      .01     $      .00
                                            ===========       ==========    ==========     ==========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                        8,631,332        5,805,527     9,656,811      5,811,692
                                            ===========       ==========    ==========     ==========

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine months ended    Nine months ended
                                                          June 30,             June 30,
                                                     ------------------  ------------------
                                                                   (Unaudited)
                                                           1998                 1997
                                                     ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                 $ (2,467,287)  $  (202,811)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
     Common stock issued for services                        2,481,704       537,500
     Gain on sale of land                                            -      (640,000)
     Depreciation                                               71,998        27,393
     Changes in operating assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                                     143,243      (277,517)
       Mortgage loans receivable                           (15,149,853)   (5,848,050)
       Employee advances                                        70,667      (198,500)
       Inventory                                                31,880         3,444
       Note receivable                                        (358,587)     (345,102)
       Prepaid expenses and other assets                      (363,833)        5,001
       Increase (decrease) in:
       Accounts payable                                      (  57,350)      252,340
       Accrued expenses                                        519,925       (39,021)
       Other liabilities                                       398,103             -
                                                          ------------   -----------

NET CASH USED IN OPERATING ACTIVITIES                      (14,681,390)   (6,725,323)
                                                          ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                          (856,721)     (231,272)
 Proceeds from sale of land                                          -       800,000
 Proceeds from sale of rights                                        -      (258,250)
 Loans made on related party receivable                              -       129,687
                                                          ------------   -----------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                          (856,721)      440,165
                                                          ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Warehouse line of credit                                   15,149,853     5,848,050
 Proceeds from issuance of notes payable                       735,359       287,000
 Payments under capital lease obligations                     (141,444)      (25,473)
 Payments on borrowings                                        (28,881)     (188,755)
 Payments on common stock subscribed                                 -       125,000
 Sale of common stock                                                -       137,500
 Sale of preferred stock                                       350,000             -
 Proceeds from exercise of warrants                                  -       140,938
                                                          ------------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   16,064,887     6,324,260
                                                          ------------   -----------

NET INCREASE (DECREASE) IN CASH                                526,776        39,102

CASH, BEGINNING OF PERIOD                                       61,409           395
                                                          ------------   -----------

CASH, END OF PERIOD                                       $    588,185   $    39,497
                                                          ============   ===========


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION:

         In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of EMB Corporation and subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the nine months ended June 30, 1998 and 1997, respectively. The financial statements are consolidated to include the accounts of EMB Corporation and its subsidiary companies (together "the Company").

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

NOTE 3.  SIGNIFICANT AGREEMENT:

         In 1996, the Company entered into an agreement with a national lender whereby the lender extended a $3,000,000 warehouse line of credit to the Company solely for the purpose of funding residential mortgage loans. In February 1998 this agreement was revised to provide for a $10,000,000 warehouse line of credit. In July 1998, this agreement was again revised to provide for a $21,000,000 warehouse line of credit. Following fulfillment, in February 1998, of the then-existing master commitments, with such lender, totaling $150,000,000, the Company, in March, 1998, entered in a new master commitment for such lender to purchase a total of $500,000,000 of jumbo and conforming residential first and second mortgages from the Company. As of July 1998, the Company had funded in excess of $100,000,000 against its master commitment.

NOTE 4.  SUBSEQUENT EVENT:

         On June 30, 1998, the Company and Holdfast Holdings, Inc. ("Holdfast") agreed to rescind the Installment Land Sale Contract entered into on December 30, 1996, whereby Holdfast purchased land owned by the Company located in Monterey County, California. As a result of the rescission, which will become effective on August 15, 1998, the Company will return to Holdfast the December 30, 1997 installment payment made by Holdfast in the amount of $422,867. The Company has segregated such amount for return to Holdfast. In addition, the Company has agreed to issue to Holdfast a convertible note as reimbursement of the initial down payment made by Holdfast in the amount of $800,000, plus interest on the two above-referenced payments.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

         The Company, formerly called "Pacific International, Inc.", a Hawaii corporation, was incorporated in 1960, was originally organized to acquire and manage developed and undeveloped real estate and had not conducted significant operations for a number of years until, in December 1995, it agreed to acquire substantially all of the assets and assume certain liabilities of Sterling Alliance Group, Ltd., a Colorado corporation ("SAG"). Following the close of the transaction, the Company changed its name to "EMB Corporation" to reflect the change in the purpose and nature of its business. For accounting purposes, such transaction was treated as a recapitalization of SAG, with the historical financial information prior to merger being that of SAG.

         The principal business of the Company is the origination and processing of residential mortgage loans using a service which the Company calls Video Interactive Mortgage Process ("VIP"). Mortgages originated and/or purchased by the Company have been resold primarily to Impac Funding Corporation, formerly ICI Funding Corporation; although mortgages in the future may be held for investment, sold to other third parties, or securitized and issued as mortgage-backed securities. See "Capital Resources" and "Liquidity", below.

LOAN ORIGINATIONS AND PURCHASES

         The Company increased its funded mortgage loan volume to $109,199,353 during the three-month period ended June 30, 1998 and $292,798,749 during the nine-month period ended June 30, 1998, as compared to $41,134,110 and $72,958,470 for the three- and nine-month periods ended March 31, 1997, respectively. This represents an increase of 165% for the three-month period and 301% for the nine-month period as compared to the prior year periods. The primary causes of such increase in mortgage loan volume were the expansion of the Company's marketing activities and by the opening of new offices in Denver, Colorado and Dallas, Texas, and from an increase sales efforts in the Costa Mesa and Sherman Oaks (Los Angeles County) offices. The Denver operations resulted from the acquisition of all of the stock of Investment Consultants, Inc., dba Equityline Financial Services, Inc., in December 1997. The Dallas operations resulted from the purchase of the Dallas office of Deposit Guaranty Mortgage Corporation in January 1998.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information regarding the
Company:



                                                Three Months Ended          Nine Months Ended
                                                     June 30,                    June 30,
                                            --------------------------  --------------------------
                                                1998          1997          1998          1997
                                            ------------  ------------  -------------  -----------
                                                   (Unaudited)                 (Unaudited)
     Revenues...........................     $4,397,814    $1,219,859    $ 8,444,759   $2,547,810
     Operating Expenses.................     $1,823,526    $1,131,639    $ 6,644,781   $3,343,632
     Income (loss) from
       Operations.......................     $  120,950    $   86,340    $(2,855,033)  $ (805,574)
     Other Income (expense).............     $   (7,734)   $  (17,536)   $   377,966   $  604,363
     Income (loss) before
       Income taxes.....................     $  113,216    $   68,804    $(2,477,067)  $ (201,211)
     Income Taxes.......................     $        -    $        -    $         -   $    1,600
     Net Income (loss)..................     $  113,216    $   68,804    $(2,477,067)  $ (202,811)
     Net Income (loss) per share........     $      .01    $      .00    $      (.29)  $     (.03)

Three months ended June 30,1998 compared with three months ended June 30,1997

     REVENUES. Revenues increased 261% to $4,397,814 in the three-month period ended June 30, 1998, from $1,219,859 in 1997. Revenues were generatea primarily from loan fundings and resale of mortgage loans. The increase in revenues was attributable to the expansion of the Company's marketing activities outside the State of California as a result of the opening of offices in Denver, Colorado and Dallas, Texas and from increased sales efforts in the Costa Mesa and Sherman Oaks (Los Angeles County) California offices.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 61% to $1,798,103 in the three-month period ended June 30, 1998 from $1,116,099 in 1997. This increase is principally attributable to increased activity in the Company's mortgage loan business, an increase in its employees, and the costs of the newly acquired Denver and Dallas offices.

     DEPRECIATION.   Depreciation increased 64% to $25,423 in the three-month
period ended June 30, 1998, from $15,540 in the three months ended June 30, 1997. This increase in depreciation resulted from the additional expenditures for office equipment and office furniture for expansion of the Company's mortgage operations.

     RESULTS OF OPERATIONS.   The net income was $113,216 during the three-month
period ended June 30, 1998, as compared with net income of $68,804 during the same period of 1997.

     As a result of the acquisition of all of the outstanding capital stock of Investment Consultants, Inc., dba Equityline, Inc., and of the assets of the Dallas, Texas office of Deposit Guaranty Mortgage in December 1995, there was an increase in assets attributable, to "Land Held for Sale", "Property and Equipment" and Related Party Receivable" and an increase in liabilities attributable to "Related Party Payable".

     During the fiscal year-to-date, the increase in business activities has led to an additional increase assets attributable to "Property and Equipment", primarily from the acquisition of new computer equipment for the Costa Mesa headquarters office and several branch offices of EMB Mortgage Corporation.. Certain of this equipment was acquired by means of a lease arrangement with a resulting increase in liabilities reflected in "Capital Lease Obligations". The increase in business activities also has led to an increase in liabilities attributable to "Accrued Expenses" from increases to accrued payroll taxes and interest.

     Additionally, the private placement of a convertible note by the Company in January 1998 has led to an increase in liabilities attributable to "Notes Payable (net of current portion). Certain principal amounts of this note have been converted by the holder thereof into common stock (See Part II, Item 2. Changes in Securities).

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

     CAPITAL EXPENDITURES.   The Company has incurred capital expenditures for
office equipment, office furniture and other fixed assets used primarily in its mortgage loan business. Capital expenditures during the nine-month periods ended June 30, 1998 and 1997 totaled $856,721 and $231,272, respectively.

     LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by cash from operations, by the sale of its Common Stock, Preferred Stock and warrants and by long- and short-term loans.

     As of June 30, 1998, the Company has long-term notes payable to an unrelated party in the amount of $585,000.


                          PART II - OTHER INFORMATION

     The Company intends to raise additional capital through an offering of its Common Stock, Preferred Stock and warrants to fund mortgage loans and to provide additional working capital to fund future operations, although no specific plans or commitments presently exist to pursue any offering of its securities.

     At June 30, 1998, the Company had current assets of $23,528,352 and current liabilities of $23,549,191, resulting in a working capital deficit of $ 20,839 as compared to a net working capital of $183,772 at June 30, 1997. Working capital decreased by $162,933.

     Net cash used in operating activities decreased to $(14,681,390) for the nine months ended June 30, 1998, from $(6,725,323) for the nine months ended June 30, 1997, or a difference of $7,956,067. The increase in net cash used in operating activities was primarily attributable to the increase of mortgage loan receivables and other assets.

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

     The Company has increased the amount of its outstanding indebtedness to $30,915,850 from $l1,342,843 during the nine month period June 30, 1998, an increase of $19,573,007 due primarily to an increase in the above referenced warehouse line of credit. Notes to related parties payable of $130,405 at September 30, 1997, increased to $446,633 at June 30, 1998, as a result of the Equityline acquisition.

ITEM 1.   LEGAL PROCEEDINGS

          No material legal proceedings or other legal developments occurred during the period.

ITEM 2.   CHANGES IN SECURITIES

          Effective November 1, 1997, the Company entered into a Stock Purchase Agreement with the sole stockholder of Preferred Holding Group, Incorporated ("PHG"), Colorado corporation, to purchase all of the issued and outstanding capital stock of PHG in exchange for 100,000 shares of the Common Stock of the Company in reliance upon Section 4(2) of the Securities Act of 1933. In November 1997, the name of Preferred Holding Group, Incorporated, was changed to EMB Financial Services, Inc.

          Effective December 23, 1997, the Company entered into a Stock Purchase Agreement with the two stockholders of Investment Consultants, Inc. ("ICI") a Colorado corporation (d/b/a Equityline Financial Services, to purchase all of the issued and outstanding capital stock of ICI in exchange for 400,000 shares of the Common Stock of the Company in reliance upon Section 4(2) of the Securities Act of 1933.

          Effective December 23, 1997, the Company entered into a Stock Purchase Agreement with the sole stockholder of American Teleconferencing Services, Inc. ("ATS") a Nevada corporation, to purchase all of the issued and outstanding capital stock of ATS in exchange for 500,000 shares of the Common Stock of the Company in reliance upon Section 4(2) of the Securities Act of 1933.

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

          Effective January 30, 1998, the Company offered and sold a convertible note with warrants in the principal amount of $500,000 to non-U.S. persons in reliance upon Regulation S under the Securities Act of 1933. Interest is payable on the note at eight percent (8%) per annum and is due and payable on January 30, 2000. The principal amount of the note is convertible into shares of the Common Stock of the Company at a conversion rate of $2.375 per share, subject to adjustment. In addition, the holders of the note acquired warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.375 per share.

          During the fiscal quarter ending March 31, 1998, the Company issued 300,000 shares of Common Stock to Impac Funding Corporation in connection with the purchase by the Company of a new master commitment totaling $500,000,000. In addition, the Company issued 760,000 shares of Common Stock to various non-affiliated persons or entities as consideration for consulting services pursuant to various consulting agreements between the Company and those persons or entities. These issuances were made pursuant to the Company's 1996 Stock Option, SAR and Stock Bonus Plan with the shares being registered with the U.S. Securities and Exchange Commission on Form S-8 (the "S-8")(File No. 333-45283), effective January 30, 1998. Another 50,000 shares of the Company's Common Stock were issued to an officer of the Company in reliance upon Section 4(2) of the Securities Act of 1933.

          During the fiscal quarter ending June 30, 1998, the holder of the Company's convertible note in the principal amount of $500,000 converted $80,000 of said principal into 104,721 shares of Company's Common Stock (See "Results of Operations," above).

          During the fiscal quarter ending June 30, 1998, the Company issued 490,000 shares of Common Stock to various non-affiliated persons or entities as consideration for consulting services pursuant to various consulting agreements between the Company and those persons or entities. These issuances were made pursuant to the S-8.

         On April 1, 1998, the Company completed a renegotiation of the terms of the Stock Purchase Agreement dated December 23, 1997, by and between the Company and American Teleconferencing Systems, Inc. ("ATS"). As a result thereof, 400,000 shares of Company's Common Stock out of the 500,000 shares issued by the Company in connection with said transaction were returned to the Company by the former shareholder of ATS for cancellation. Notwithstanding such cancellation, ATS remains a wholly-owned subsidiary of the Company.

          On June 30, 1998, the Company and Technik & Trade, Inc., agreed to rescind that certain joint venture agreement entered into in August 1997 by and between the Company and Technik & Trade, Inc. As a result thereof, all 1,000,000 shares of Company's Common Stock issued by the Company to Technik & Trade, Inc. were returned to the Company by Technik & Trade, Inc., for cancellation.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of the shareholders of the Company was held on April 9, 1998. At that meeting, the shareholders elected eight directors, all of which were nominees of the Company, and approved the appointment of Harlan & Boettger as independent accountants for the Company for the current fiscal year, subject to change by the Board of Directors of the Company.

ITEM 5.   OTHER INFORMATION.

          On May 20, 1998, the Company dismissed its independent accountants, Harlan & Boettger of San Diego, California. The reports of Harlan & Boettger for the fiscal years ended September 30, 1996 and September 30, 1997 contained no adverse opinion, disclaimers of opinion nor were they modified as to uncertainty, audit scope or accounting principles. The decision to dismiss the firm of Harlan & Boettger was made by the Board of Directors of the

Company. At no time during the engagement of Harlan & Boettger as independent accountants for the Company were there any disagreements, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure.

On May 20, 1998, the Company engaged the firm of Corbin & Wertz of Irvine, California as independent accountants for the Company. Prior to May 20, 1998, neither the Company, or anyone on its behalf, have consulted with Corbin & Wertz concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements nor any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               Exhibit No. 27    Financial Data Schedule

          (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1998.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         EMB CORPORATION



        Date:  August 13, 1998           By: /s/ James E. Shipley
                                             ---------------------------
                                             James E. Shipley, President


        Date:  August 13, 1998           By: /s/ B. Joe Wimer
                                             --------------------------
                                             B. Joe Wimer, Secretary, Treasurer
                                             and Principal Accounting Officer