Form 10QSB/A
period 1998-06-30
EMB CORP
filed 1998-11-17
CIK 1017797

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

ITEM 5.   OTHER INFORMATION.

          On May 20, 1998, the Company dismissed its independent accountants, Harlan & Boettger of San Diego, California. The reports of Harlan & Boettger for the fiscal years ended September 30, 1996 and September 30, 1997 contained no adverse opinion, disclaimers or opinion nor were they modified as to uncertainty, audit scope or accounting principles. The decision to dismiss the firm of Harlan & Boettger was made by the Board of Directors of the Company. At no time during the engagement of Harlan & Boettger as independent accountants for the Company were there any disagreements, whether or not resolved, on any matter of accounting principles or practices, financial statement or disclosure or auditing scope of procedure. On or about August 12, 1998, the Company provided a draft copy of its Quarterly Report on Form 10-QSB, for the period ended June 30, 1998, to Harlan & Boettger, requesting their comments on the information contained therein including the disclosures set forth in Item 5 of said Quarterly Report on Form 10-QSB. At no time after August 12, 1998, to and including the date of filing of this amended Quarterly Report on Form 10-QSB/A did Harlan & Boettger respond to this request by the Company.

           On May 20, 1998, the Company engaged the firm of Corbin & Wertz of Irvine, California, as independent accountants for the Company. Prior to May 20, 1998, neither the company, nor anyone on its behalf, has consulted with Corbin & Wertz concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements nor any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

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



                                         EMB CORPORATION



        Date:  November 17, 1998         By: /s/ James E. Shipley
                                             ---------------------------
                                             James E. Shipley, President


        Date:  November 17, 1998         By: /s/ B. Joe Wimer
                                             --------------------------
                                             B. Joe Wimer, Secretary, Treasurer
                                             and Principal Accounting Officer