Form 10KSB
period 1998-09-30
EMB CORP
filed 1999-11-12
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________

Commission File Number:  1-11883

                                EMB CORPORATION
                                ---------------
                (Name of small business issuer in its charter)

                Hawaii                               95-3811580
                ------                               ----------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

         3200 Bristol Avenue, 8th Floor, Costa Mesa, California  92626
         -------------------------------------------------------------
                   (Address of principal executive offices)

Issuer's telephone number:  (714) 437-0738

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
             N/A                                       N/A

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, no par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]
No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year:  $14,739,642

     The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 1999:
          Common stock, no par value:  $11,172,617

     The number of shares of the registrant's common stock outstanding as of September 30, 1999: 26,340,955 shares

     Documents incorporated by reference: Certain exhibits to the Forms 10-KSB for the fiscal years ended September 30, 1996 and September 30, 1997, and the Registration Statement on Form SB-2 (File No. 333-21719) and amendments thereto of the registrant are incorporated herein by reference.

     Transitional Small Business Disclosure Format:

                             Yes  [_]      No  [X]

                                 PART I

Item 1.  Description of Business.
         -----------------------

          General. The Company, formerly called "Pacific International, Inc.", a Hawaii corporation, was incorporated in 1960, and was originally organized to acquire and manage developed and undeveloped real estate. However, the Company had not conducted significant operations for a number of years until it agreed to acquire substantially all of the assets and assume certain liabilities of Sterling Alliance Group, Ltd. ("SAG") in December 1995. Subsequently, the Company changed its name to EMB Corporation to reflect the change in the purpose and nature of its business.

          As of September 30, 1998, the principal business of the Company was the origination and processing of residential mortgages. Mortgages originated and/or purchased by the Company, through its wholly owned subsidiary, EMB Mortgage Corporation ("EMB Mortgage") were resold primarily to Impac Funding Corporation, a division of Impac Mortgage Holdings, Inc. although some mortgages were sold to other third parties. The Company also engaged in the origination and processing of commercial mortgage loans.

          As of September 30, 1998, the Company, through EMB Mortgage, originated loans through its executive office in Costa Mesa, California and through its branch offices located in California, Colorado, Florida, Nevada and Texas. The Company's strategy of originating, as compared to purchasing, a substantial portion of its loan volume resulted in the generation of origination fees, service release fees, and other fees which were the principal source of revenue to the Company. The Company sold all of its mortgage loans, and did not retain any servicing rights.

          Beginning in July 1998, the Company began to consolidate its operations in order to reduce overhead costs and to strengthen its quality control of the loans being underwritten and funded by the Company. Between July 1998 and September 30, 1998, the Company closed its branch offices in Las Vegas, Nevada, Houston, Texas and Ft. Lauderdale, Florida.

          Beginning in October 1998, the Company was informed by Impac Funding Corporation ("IMPAC"), the purchaser of a majority of the Company's mortgage loans, that IMPAC, due to problems associated with its resale of loans through mortgage securitizations, was intending to restrict the number of loans that it would purchase from the Company. In addition, IMPAC advised the Company that its underwriting guidelines would be tightened and its pricing to the Company would be changed. As a result of these events, on December 22, 1998, the Company was forced to terminate the majority of the staff of EMB Mortgage at its Costa Mesa, California office. EMB Mortgage, since December 31, 1998, has not utilized any warehouse lines of credit to fund loans for resale, but has continued to employ a small staff to originate, process and broker loans to various mortgage lenders.

          On or about December 31, 1998, the Company sold it Daytona Beach, Florida office to the management of the branch office. In January 1999, the Company closed its offices in Dallas, Texas and Sherman Oaks, California. In March 1999, the Company sold the assets comprising the Denver operations to management located in Denver. As a result, as of March 1999, the only office of the Company was located in Costa Mesa, California.

          In May 1999, the Company acquired all of the issued and outstanding stock of two mortgage companies: American Residential Funding, Inc. a Nevada corporation ("AMRES") and Residential Mortgage Corporation, a Nevada corporation ("RMC").

          At the time of the acquisition, AMRES operated four company-owned offices and licenses 10 Net Branch offices, all of which were located in Southern California. With respect to company-owned offices, AMRES pays all operational expenses and retains all of the income generated from that office.
A Net Branch differs in that AMRES entered into an agreement with an independent, third party mortgage or real estate broker, licensing it to use the AMRES name and to operate an AMRES-branded branch. The owner-manager of the Net Branch pays all expenses of the Net Branch, including a payment to AMRES of a pre-established fee for each closed mortgage loan. All net income is retained by and all net loss is borne by, the Net Branch owner-manager. The amount of the fee paid to AMRES varies depending upon the loan type and amount. In addition, AMRES receives various costs for associated with the loans which are charged to the borrower(s). AMRES currently intends to expand its business through the development of additional Net Branch offices. As of September 30, 1999, AMRES had four Company owned offices located in Southern California. In addition, it had approximately 50 Net Branch offices which were located in Southern California, Hawaii, Arizona and Florida.

          Prior to its acquisition by the Company in May 1999, RMC had not actively engaged in business for approximately one year. The Company has reactivated RMC's warehouse lines of credit of RMC and renewed RMC's approvals with the various government and government-affiliated lenders: FHA, VA, FNMA ("Fannie Mae") and FHLMC ("Freddie Mac"). The Company intends for RMC to operate as a traditional mortgage banker, funding loans brokered to it by AMRES and other independent mortgage brokers. In addition, the RMC currently operates and Internet-based, direct-to-consumer retail mortgage operation.

          On June 7, 1999, the Company entered into a Letter of Intent to acquire Titus Capital Corporation, a California Real Estate Investment Trust. At present, the transaction has not been completed, but management intends to do so.

          For more information on the Company's acquisition and/or disposition of subsidiaries and assets subsequent to September 30, 1998, please see Note 3 and 17 to Consolidated Financial Statements.

Residential Mortgage Lender

          General. The Company, through its wholly-owned subsidiary, EMB Mortgage, had, since 1995, engaged in business as a retail mortgage broker. In 1997, it commenced its operations as a wholesale mortgage banker. As of September 1998, EMB Mortgage originated its own loans and those of its licensees on a retail basis and provided wholesale lending services to approved mortgage brokers. Its primary correspondent lending relationship was with IMPAC, a national mortgage lender. EMB Mortgage underwrote and funded its mortgage loans through a wholesale line of credit from an affiliate of IMPAC, IMPAC Warehouse
Lending Group Inc., and then resold such loans to IMPAC.   Beginning in October
1998, EMB was advised by IMPAC that it intended to restrict the dollar volume of loans purchased from EMB Mortgage due to the financial instability of the mortgage loan securitization market. At that time, IMPAC also modified its underwriting guidelines to make funded loans somewhat less risky for investors. As a result, EMB Mortgage was forced to consolidate its operations, further completing the closure or sale of all branch offices and reducing its staff in its Costa Mesa, California headquarters office.

          In May 1999, the Company acquired AMRES and RMC.   Subsequent to May
1999, AMRES and RMC have been the principal operating mortgage subsidiaries of the Company. It is the intent of the Company for AMRES to operate primarily as a mortgage broker through an expansion of its existing company-owned and Net Branch operations. At present, RMC is operating as a mortgage broker. Upon obtaining all necessary government approvals, the Company intends for RMC to function as a wholesale mortgage banker, funding loans for AMRES and for third-party mortgage brokers.

          Loan Standards. Mortgage loans made by AMRES and RMC are loans with fixed or adjustable rates of interest, secured by first mortgages, deeds of trust or security deeds on residential properties with original principal balances that, generally, do not exceed 95% of the value of the mortgaged properties, unless such loans are FHA-insured or VA-guaranteed. Generally, each mortgage loan having a loan-to-value ratio, as of the date of the loan, in excess of 80%, or which is secured by a second or vacation home, will be covered by a Mortgage Insurance Policy, FHA Insurance Policy or VA Guaranty insuring against default of all or a specified portion of the principal amount thereof.

          The mortgage loans are "one to four-family" mortgage loans, which means permanent loans (as opposed to construction or land development loans) secured by mortgages on non-farm properties, including attached or detached single-family or second/vacation homes, one to four-family primary residences and condominiums or other attached dwelling units, including individual condominiums, row houses, townhouses and other separate dwelling units even when located in buildings containing five or more such units. Each mortgage loan must be secured by an owner occupied primary residence or second/vacation home, or by a non-owner occupied residence. The mortgaged property may not be a mobile home.

          In general, no mortgage loan has expected to have an original principal balance less than $30,000. While most loans will be less than $700,000, loans of up to $2,000,000 may be funded through their own wholesale credit lines or by brokering such loans to unaffiliated third-party mortgage lenders. Fixed rate mortgage loans must be repayable in equal monthly installments which reduce the principal balance of the loans to zero at the end of the term.

          Credit, Appraisal and Underwriting Standards.  Each mortgage loan must
(i) be an FHA-insured or VA-guaranteed loan meeting the credit and underwriting requirements of such agency, or (ii) meet the credit, appraisal and underwriting standards established by the Company. For certain mortgage loans which may be subject to a mortgage pool insurance policy, the Company may delegate to the issuer of the mortgage pool insurance policy the responsibility of underwriting such mortgage loans, in accordance with the Company's credit appraisal and underwriting standards. In addition, the Company may delegate to one or more lenders the responsibility of underwriting mortgage loans offered to the Company by such lenders, in accordance with the Company's credit, appraisal and underwriting loans.

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

          Certain states where the mortgaged properties may be located are "anti-deficiency" states, where, in general, lenders providing credit on one to four-family properties must look solely to the property for repayment in the event of foreclosure. See "Certain Legal Aspects of the Mortgage Loans-Anti-Deficiency Legislation and Other Limitations on Lenders". The Company's underwriting standards in all states (including anti-deficiency states) require that the underwriting officers be satisfied that the value of the property being financed, as indicated by the independent appraisal, currently supports and is anticipated to support in the future the outstanding loan balance, and provides sufficient value to mitigate the effects of adverse shifts in real estate values.

          Each mortgage broker agrees to indemnify the Company against any loss or liability incurred by the Company on account of any breach of any representation or warranty made by the borrower, any failure to disclose any matter that makes any such representation and warranty misleading, or any inaccuracy in information furnished by the borrower to the Company.

          Upon the breach of any misrepresentation or warranty made by a borrower, the Company may require the mortgage broker to repurchase the related mortgage loan.

          Title Insurance Policies. The Company will usually require that, at the time of the origination of the mortgage loans and continuously thereafter, a title insurance policy be in effect on each of the mortgaged properties and that such title insurance policy contain no coverage exceptions, except those permitted pursuant to the guidelines established by FNMA.

Current Markets and Expansion Plans

          The Company believes that its strategy of originating loans through the AMRES Net Branch relationships represents the most profitable loan origination strategy due to the significant level of loan origination and other fees. The AMRES Net Branch system, in turn, may provide RMC with wholesale loan funding opportunities. Additionally, such a strategy allows the Company to maintain its underwriting quality standards when compared to competitors that rely primarily on independent mortgage brokers. The Company also intends to offer direct-to-consumer retail mortgage lending by means of the Internet.
Loans originated from this source will be brokered through AMRES or funded directly by RMC.

          At the present time nearly all of the loans originated by the Company are for properties located in California. While California properties will always remain a significant part of the Company's business, the Company anticipates that the development of the AMRES Net Branch network will dilute the share of mortgages attributable to properties located in California.

Certain Legal Aspects of Mortgage Loans

          General. The mortgages originated by the Company and its licensed affiliates are either mortgages or deeds of trust, depending upon the prevailing practice in the state in which the property subject to a mortgage loan is located. A mortgage creates a lien upon the real property encumbered by the mortgage. It does not, generally, have priority over liens for real estate taxes and assessments. Priority between mortgages depends on their terms and generally on the order of filing with a state or county office. There are two parties to a mortgage, the mortgagor, who is the borrower and homeowner (the "Mortgagor"), and the mortgagee, who is the lender. Under the mortgage instrument, the Mortgagor delivers to the mortgagee a note or bond and the mortgage. Although a deed of trust is similar to a mortgage, a deed of trust formally has three parties, the borrower-homeowner called the trustor (similar to a Mortgagor), a lender (similar to a mortgagee) called the beneficiary, and a third-party grantee called the Trustee. Under a deed of trust, the borrower grants the property, irrevocably until the debt is paid, in trust, generally with a power of sale, to the Trustee to secure payment of the obligation. The Trustee's authority under a deed of trust and the mortgagee's authority under a mortgage are governed by law, the express provisions of the deed of trust or mortgage, and, in some cases, the directions of the beneficiary.

          Foreclosure. Foreclosure of a deed of trust is generally accomplished by a non-judicial Trustee's sale under a specific provision in the deed of trust which authorizes the Trustee to sell the property to a third party upon any default by the borrower under the terms of the note or deed of trust. In some states, the Trustee must record a notice of default and send a copy to the borrower-trustor and to any person who has recorded a requests for a copy of a notice of default and notice of sale. In addition, the Trustee must provide notice in some states to any other individual having an interest in the real property, including any "junior lienholders". The borrower, or any other person having a junior encumbrance on the real estate, may, during a reinstatement period, cure the default by paying the entire amount in arrears, plus the costs and expenses incurred in enforcing the obligation. Generally, state laws require that a copy of the notice of sale be posted on the property and sent to all parties having an interest in the real property.

          Foreclosure of a mortgage is generally accomplished by judicial action. The action is initiated by the service of legal pleadings upon all parties having an interest in the real property. Delays in completion of the foreclosure may occasionally result from difficulties in locating necessary parties. Judicial foreclosure proceedings are often not contested by any of the parties. However, even when the mortgagee's right to foreclose is contested, the court generally issues a judgment of foreclosure and appoints a referee or other court officer to conduct the sale of the property.

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

          Rights of Redemption. In some states, after sale pursuant to a deed of trust or foreclosure of a mortgage, the borrower and foreclosed junior lienors are given a statutory period in which to "redeem" the property from the foreclosure sale. In some states, redemption may occur only upon a payment of the entire principal balance of the loan, accrued interest and expenses of foreclosure. In other states, redemption may be authorized if the former borrower pays only a portion of the sums due. The effect of a statutory right of redemption is to diminish the ability of the lender to sell the foreclosed property. The rights of redemption would defeat the title of any purchaser from the lender subsequent to foreclosure or sale under a deed of trust. Consequently, the practical effort of the redemption right is to force the lender to retain the property and pay the expenses of ownership until the redemption period has expired.

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

          In addition to laws limiting or prohibiting deficiency judgments, numerous other statutory provisions, including the federal bankruptcy laws and state laws affording relief to debtors, may interfere with or affect the ability of a secured mortgage lender to realize upon collateral and/or enforce a deficiency judgment. For example, with respect to federal bankruptcy law, a court with federal bankruptcy jurisdiction may permit a debtor through his or her Chapter 11 or Chapter 13 rehabilitative plan to cure a monetary default in respect of a mortgage loan on a debtor's residence by paying arrears within a reasonable time period and reinstating the original Mortgage Loan payment schedule even though the lender accelerated the mortgage loan and final judgment of foreclosure had been entered in state court (provided no sale of the residence had yet occurred) prior to the filing of a debtor's petition. Some courts with federal bankruptcy jurisdiction have approved plans based on the particular facts of the reorganization case, that effected the curing of a mortgage loan default by paying arrearages over a number of years.

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

          Enforceability of Certain Provisions. Certain of the mortgage loans contain due-on-sale clauses. These clauses permit the lender to accelerate the maturity of the loan if the borrower sells, transfer or conveys the property. The enforceability of these clauses has been the subject of legislation and litigation in many states, and in some cases the clauses have been upheld, while in other cases their enforceability has been limited or denied.

          Upon foreclosure, courts have imposed general equitable principles. These equitable principles are generally designed to relieve the borrower from the legal effect of a default under the loan documents. Examples of judicial remedies that have been fashioned include judicial requirements that the lender undertake affirmative and expensive actions to determine the causes for the borrower's default and the likelihood that the borrower will be able to reinstate the loan. In some cases, courts have substituted their judgment for the lender's judgment and have required that lenders reinstate loans or recast payment schedules in order to accommodate borrowers who are suffering from temporary financial disability. In other cases, courts have limited the right of the lender to foreclose if the default under the mortgage instrument is not monetary, such as the borrower failing to maintain the property adequately or the borrower executing a second mortgage or deed of trust affecting the property. Finally, some courts have been faced with the issue of whether federal or state constitutional provisions reflecting due process concerns for adequate notice require that borrowers under deeds of trust or mortgages receive notices in addition to the statutorily-prescribed minimum. For the most part, these cases have upheld the notice provision as being reasonable or have found that the sale by a trustee under a deed of trust, or under a mortgage having a power of sale, does not involve sufficient state action to afford constitutional protections to the borrowers.

          Applicability of Usury Laws. Title V of the Depository Institutions Deregulation and Monetary Control Act of 1980 ("Title V"), provides that state usury limitations do not apply to certain types of residential first mortgage loans originated by certain lenders after March 31, 1980. The Federal Home Loan Bank Board is authorized to issue rules and regulations and to publish interpretations governing implementation of Title V, the statute authorizes any state to reimpose interest rate limits by adopting a law or constitutional provision which expressly rejects application of the federal law. In addition, even where Title V is not so rejected, any state is authorized by the law to adopt a provision limiting discount points or other charges on mortgage loans covered by Title V. As of the date hereof, certain states have taken action to reimpose interest rate limits and/or to limit discount points or other charges.

Mortgage Software and Technology

          AMRES currently uses loan origination software developed by an independent third party, which is accessible by its Company-owned offices and at Net Branch offices through an Intranet system. This software can quickly review the underwriting guidelines for a vast number of loan products, including those offered by Fannie Mae and Freddie Mac and select the appropriate loan product for the borrower. The software then allows the routing of pertinent information to the automated underwriting systems employed by Fannie Mae and Freddie Mac, the primary secondary-market purchasers of mortgages, and the automated systems of independent lenders such as IndyMac. Thus, in less than one hour, a borrower can receive loan approval, subject only to verification of financial information and appraisal of the subject property. The software also permits the contemporaneous ordering and review of preliminary title reports and escrow instructions.

          The AMRES Intranet system allows Net Branch offices around-the-clock access to the system. Loan officers can also access the AMRES Intranet utilizing Intel(R) Corporation's ProShare(R) video conferencing system which permits the loan officer or borrower to see and talk directly to an underwriting staff member or other individuals involved in the mortgage loan transaction.

          The Company intends to continue the development and refinement of its software and Intranet systems and continuing evaluation of electronic information gathering and communication equipment. The Company intends to continue to focus on its technology and marketing relationship with Intel Corporation. This relationship has accelerated the development of the Company's delivery system and has enhanced its marketing program through exhibitions, trade shows and seminars with real estate brokers, credit unions, residential real estate developers, mortgage brokers, and others. An objective of the Company is to become a leader in advanced electronic communications to facilitate mortgage loans. To the extent that the Company achieves its objective in this technological area, the Company believes that it will complement and increase its mortgage lending business.

          Customer Service and Support. The Company's customer service and support organization provides Net Branch owners with on-line technical support, training, consulting and implementation services. These services consist of the following:

          Customer Education and Training. The Company offers training courses designed to meet the needs of end users, integration experts and system administrators. The Company also trains customer personnel who in turn may train end-users in larger deployments. Training classes are provided at the customers' offices or on-line with an on-line tutorial. No fees are charged the to Net Branch for these services.

          System Maintenance and Support. The Company offers telephone, electronic mail and facsimile customer support through its central technical support staff at the Company's headquarters. The Company also provides customers with product documentation and release notes that describe features in new products, known problems and workarounds, and application notes.

          Sales and Marketing. As of September 30, 1998, the Company marketed and sold its mortgage banking services primarily through a direct sales force based in Costa Mesa, California. The Company's sales and marketing organization consisted of approximately 25 employees as of September 30, 1998. As of September 30, 1998, the Company had regional marketing representatives based in California, Colorado, Connecticut, Florida, Nevada, Texas and Connecticut. To support its sales force, the Company conducts a number of marketing programs, which includes public relations, telemarketing, seminars, and trade shows.

          Following the scaling back of the operations of EMB Mortgage and the acquisition of AMRES and RMC, the Company markets its mortgage loan products through its four Company-owned offices in Southern California and 50 Net Branch offices in

California, Hawaii, Arizona and Florida. The sales efforts of the Company to market its Net Branch opportunities are located primarily in the Company's Costa Mesa, California headquarters office.

          The Company's strategy is to expand its marketing efforts to reach a broad customer base in its targeted mortgage industry. The Company's field sales force conducts multiple presentations and demonstrations of the Company's mortgage products and Net Branch opportunities to users at the customer site as a part of the direct sales effort.

          Strategic Relationships. The Company believes that, in order to provide comprehensive component and supplier management solutions, it will be necessary to develop, maintain and enhance close associations with vendors of hardware, software, database, and professional services. Through its technology subsidiary, Ameritelecon, Inc., the Company has established marketing and strategic relationships with Intel Corporation, White Pine Software and Data Telemark, among others. The Company's relationships with these technology firms have enabled it to integrate mortgage software with standard hardware platforms for its own needs. In addition, these strategic relationships have allowed Ameritelecom to market the products of these strategic partners to other third-party technology users, specifically in the area of ISDN and satellite encryption, video conferencing and computer hardware. The Company believes these relationships can enhance the Company's ability to create revenues through the sales and marketing efforts of Ameritelecon to independent users of these technologies. In addition, these relationships allow the Company's mortgage subsidiaries to deliver mortgage solutions that support their customers' existing management architecture while being tailored to the specific requirements of the mortgage industry. Although the Company seeks to maintain a close relationship with Intel Corporation and the other strategic partners, if the Company is unable to develop and retain effective, long-term relationships with other third parties, the Company's competitive position could be adversely affected.

          Research and Development. The Company has committed resources for its mortgage product delivery system development. Research and development efforts are directed at increasing the effectiveness of the electronic delivery of mortgage products and improving the overall performance of the Company's operating subsidiaries.

          The Company's future success may depend, in part, upon its ability to enhance its current electronic mortgage product delivery systems and to develop and introduce new systems on a timely basis that keep pace with technological developments, emerging industry standards and the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing or marketing such systems enhancements or new systems that respond to technological change or evolving industry standards, nor that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or enhancements which will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new systems or enhancements, the Company's business, financial condition or results of operations could be materially adversely affected.

          Competition. The Company will continue to face intense competition in the origination, acquisition and liquidation of its mortgage loans. Such competition can be expected from banks, savings and loan associations and other entities, including real estate investment trusts. Many of the Company's competitors have greater financial resources than the Company.

          Proprietary Rights and Licensing. The Company's success is dependent, to a degree, upon proprietary technology. The Company may rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners to protect its proprietary rights. The Company may seek to protect its electronic mortgage product delivery systems, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's systems or to obtain and use information that the Company regards as proprietary. While the Company is not aware that any of its systems infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Certain components of the electronic mortgage products delivery system currently employed by the Company are not proprietary to the Company and other competitors may acquire such components and develop similar or enhanced systems for the electronic delivery of mortgage products to mortgage brokers and borrowers.

          In addition, the Company relies on certain software that it licenses from third parties, including software which is used in conjunction with the Company's mortgage products delivery systems. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software or data licenses could result in delays or cancellations in of contracts with Net Branch operations until equivalent software can be identified and licensed or developed and integrated with the Company's product offerings. Any such delay or cancellation could materially adversely affect the Company's business, financial condition or results of operations.

Environmental Matters

          The Company has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

          In the course of its business, the Company may acquire properties securing loans that are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

Trade Names and Service Marks

          The Company has filed various applications to register its service marks on the principal register of the United States Patent and Trademark Office. The Company intends to register its service marks in such states as it deems necessary and desirable.

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

Employees

          As of September 30, 1999, the Company employed a total of 28 persons. Of the total, 16 officers and employees were employed at the principal executive offices of the Company in Costa Mesa, California, of whom 3 were engaged in sales and marketing, 3 were in the loan operations staff, 1 was in product development and technical support and 9 were in finance and administration. There were 12 employees in the four branch offices of the Company, of whom 7 were engaged in loan operations, and 5 in finance and administration. None of the Company's employees are represented by a labor union with respect to his or her employment by the Company.


Item 2.    Description of Property.
           -----------------------

          Executive Offices. The Company currently leases its executive offices located at 3200 Bristol, 8th Floor, Costa Mesa, California 92626. The lease covers approximately 15,000 square feet at a monthly rental of approximately $18,937 per month. The rental obligation increases to $20,394 per month commencing in May 1999 and $21,851 per month commencing in May 2000. The lease expires in 2002. The Company believes that its new facilities are in excess of its current needs, however, management believes that these premises will be suitable for its intended operations.

          Undeveloped Land and Water Rights. The Company previously owned approximately 61 acres of undeveloped real property with extensive water and electrical improvements, and extensive water producing wells, located on Paris Valley Road in the San Ardo area of Monterey County, California. This property was appraised at an estimated market value of the fee simple interest as of April 20, 1996, at $3,860,000. The property is located close to Highway 101, a major California highway. The area is rural in nature, used primarily for cattle and sheep raising and agricultural purposes, including vineyards and wineries to the north and to the south. The property is comprised of two parcels separated by Paris Valley Road. The zoning for the property is for agriculture/grazing in the lower half, and for heavy mineral extraction on the upper half. The water and electrical improvements are provided primarily for farming use. Because of the producing water wells on the property, commercial water production for agricultural use is available to provide adjacent farms with water. The property formerly also produced crude oil; but such wells have been shut-in and the power plant substation, natural gas pipeline system, pumps, tanks and used pipe on the property are considered obsolete. The water producing wells, as described in the appraisal, are capable of producing approximately 2,700,000 gallons per 24-hour production period. The water is naturally replenished annually from the run-off of the surrounding mountains. Because this property was held for sale, the Company made no efforts nor expended any material funds to commercially develop or market the water resources of the property. Effective December 30, 1996, this property was sold by the Company for $4,000,000, payable by a down payment of $800,000, and an installment contract for $3,200,000, with annual payments amortized over 20 years, due and payable in 10 years. The Company received the $800,000 down payment on December 31, 1996 and a payment of $422,867 for principal and interest in December 1997. On June 30, 1998, the Company and the purchaser of the property agreed to rescind the transaction. As a result, on August 15, 1998, ownership of the property reverted to the Company. As consideration for the rescission, the Company returned the first installment payment of $422,867 and issued a convertible note as reimbursement of the initial down payment of $800,000, plus a severance fee of $200,000, for an aggregate of $1,000,000. The note accrues interest at fifteen percent (15%) with principal and interest all due and payable on September 1, 2000.

          The Company has a 4.89 acre undeveloped parcel of property in Riverside County, California, that was appraised as of December 7, 1994, at a value of $170,000. This property is held subject to a Note secured by Deed of Trust dated March 15, 1995, in the principal amount of $65,000. The Note was due and payable in March 1999. The Company and the lender have agreed to extend the Note on a month by month basis. This property is held by the Company for sale and not for development purposes.

          The Company may also hold real estate for sale from time to time as a result of its foreclosure on mortgage loans that may become in default.

Item 3.  Legal Proceedings.
         -----------------

          On or about November 17, 1998, the Company entered into a Stipulated Judgment in the matter of Yamaichi International (America) Inc., vs. EMB
                          ----------------------------------------------
Corporation, USDC, Southern District of New York, Case No. 98-7152 (DLC).  The
-----------
lawsuit arose out of the obligation of the Company to pay rent for its branch corporate office in New York City. The total amount of the judgment was $186,000. As of September 30, 1999, the Company has paid approximately $5,500 toward the judgment.

          On or about August 4, 1999, a judgment was entered against the Company in the matter of Resource Bancshares Mortgage Group, Inc. vs. EMB Mortgage
                 ---------------------------------------------------------
Corporation, Circuit Court for Palm Beach County, Florida, Case No. 99-2106-AO.
-----------
The amount of the judgment was $129,518.57, and arose out of a mortgage loan which Resource Bancshares

Mortgage Group, Inc. ("RBMG") had requested the Company to repurchase due to underwriting deficiencies. The mortgage loan in question had been underwritten by Republic Mortgage Insurance Company and/or RMIC Corporation (collectively, "RMIC") pursuant to a contract underwriting agreement by and between RMIC and the Company. This agreement provided for RMIC to provide certain remedies, including indemnification, to the Company in the event of the failure of the RMIC underwriters to underwrite the Company's mortgage loans in accordance with investor guidelines. The effectiveness of the indemnification provisions of the agreement is dependent upon the result of negotiations between the Company and RMIC, as further discussed in the following paragraph.

          The Company and RMIC are currently engaged in litigation, Republic
                                                                    --------
Mortgage Insurance Corporation and RMIC Corporation vs. EMB Mortgage
--------------------------------------------------------------------
Corporation, Forsyth County, North Carolina Superior Court, Civil Action No. 98
-----------
CVS 11380 and a judgment was filed in favor of RMIC in April 1999. This lawsuit arises out of fees allegedly owed RMIC by the Company for underwriting services provided by RMIC to the Company in its Daytona Beach, Florida office.
Management of the Company believes that RMIC and/or Joseph K. Brick, former Vice President of the Company and former manager of its Daytona Beach operations, may be liable to indemnify the Company for the losses incurred by the Company in connection with the mortgage loan which is the basis for the RBMG litigation and any other potential losses involving loans underwritten by RMIC at the Daytona Beach office. The Company and RMIC are currently engaged in settlement discussions which, the Management of the Company believes, will result in RMIC assuming such liability.

          In September 1999, the Company entered into a Stipulation for Judgment in the matter of Southern Pacific Thrift & Loan vs. EMB Corporation, et al.,
                 -----------------------------------------------------------
Orange County, California Superior Court, Case no. 807620. The case arose out of money due IMPAC Warehouse Lending Group, Inc., on a pledge account towards the warehouse line of credit in favor of EMB Mortgage Corporation. The agreement provides for payment by the Company to Southern Pacific Thrift & Loan of the sum of $100,431.13. At present the Company has paid $25,000.00 toward such sum.

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


Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          No matters were submitted during the fourth quarter of the fiscal year ended September 30, 1998, of the Company.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
          --------------------------------------------------------

          Market for Common Equity. The Common Stock of the Company is currently
          ------------------------
quoted in the over-the-counter market on the electronic bulletin board maintained by the National Association of Securities Dealers, Inc. under the symbol "EMBUE".

          When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stock" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15g-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document;
(b) providing to customers current bid and offers; (c) disclosing to customers the brokers-dealer and sales representatives compensation; and (d) providing to customers monthly account statements.

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

Fiscal Year Ended September 30, 1997:                           High Bid(1)                         Low Bid(1)
--------------------------------------------------   ---------------------------------   ---------------------------------
1st Quarter.......................................                          $ 5.125                             $ 2.375
2nd Quarter.......................................                          $  3.75                             $ 2.125
3rd Quarter.......................................                          $  3.25                             $ 1.375
4th Quarter.......................................                          $3.3125                             $ 1.375
Fiscal Year Ended September 30, 1998:
--------------------------------------------------
1st Quarter.......................................                          $  3.25                             $  1.75
2nd Quarter.......................................                          $2.5156                             $1.2031
3rd Quarter.......................................                          $ 1.625                             $ .8125
4th Quarter.......................................                          $1.4062                             $ .6562

(1) The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales significantly impact the market.

          On October 29, 1999, the closing bid and asked prices of the Common Stock of the Company were $0.34 bid and $.038 asked per share. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On October 29, 1999, there were approximately 19 broker-dealers publishing quotes for the Common Stock of the Company.

          As of September 30, 1999, there were 26,340,955 shares of Common Stock issued and outstanding which were held by approximately 696 holders of record; 13,514 shares of 8% Series A Convertible Preferred Stock held by one owner of record which are not traded in any market; and 97,500 shares of 10% Series B Convertible Preferred Stock held by one owner of record which are not traded in any market.

          Dividends. The Company has not paid any dividends on its Common Stock
          ---------
and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors, and is subject to the dividend rights of the 8% Convertible Preferred Stock, Series A and 10% Convertible Preferred Stock, Series B of the Company to the extent such shares are not converted into the Common Stock of the Company. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

Item 6.   Management's Discussion and Analysis or Plan of Operation

General

EMB Mortgage, which, prior to May 1999, was the Company's principal operating subsidiary, was a specialty finance company engaged in the business of originating and selling residential mortgage loans secured by one-to-four family residences. In the first quarter of fiscal 1998, the Company aggressively expanded its mortgage banking operations through its acquisition of all of the capital stock of Investment Consultants, Inc., doing business as Equityline, Inc. ("ICI"), in Denver, Colorado, and the acquisition of certain of the assets of Deposit Guaranty Mortgage, in Dallas, Texas. In addition, it also opened a branch office in Sherman Oaks, California. The Company increased its funding consistently in fiscal 1998 peaking at $40,000,000 in closed loans for the month of July 1998. In late August 1998, an already competitive industry was impacted by increased bond yields and disrupted financial markets. Due to this increase in mortgage interest rates and disruption of financial markets, the primary purchaser of mortgage loans from EMB Mortgage modified its underwriting guidelines and restricted the purchase of loans. As a result, on December 22, 1998, the Company laid-off approximately 50 employees, which reduced its headcount to approximately 32 employees. Effective January 1, 1999, the Company substantially ceased its mortgage banking operations with the exception of its Denver office and limited operations in its Costa Mesa office. The Company terminated its acquisition agreement with ICI in March 1999 and ceased its operations in Denver as of such date. Pursuant to the agreement with management of the Denver office, management of the Denver office retained the 400,000 shares of common stock issued to them in connection with the acquisition as well as the assets acquired. The Company retained all of the capital stock of ICI, including certain liabilities.

During September 1999, the Company completed its cessation of operating under the name EMB Mortgage. The Company was licensed to fund mortgages in approximately 30 states. By law, EMB Mortgage was required to renew its licenses with the various state agencies. Management has determined not to renew these licenses and to allow the state approvals to terminate upon their respective annual expiration dates.

In May 1999, the Company acquired the issued and outstanding common stock of AMRES and RMC in order to resume business in the originating of consumer loans. At present, AMRES is closing approximately $17,000,000 in residential loans monthly. The Company will require substantial cash to fund its operations and satisfy certain obligations, and there are no assurances that the Company will be able to expand the operations of AMRES, or commence the operations of RMC. Both RMC and AMRES are obtaining approvals and licensing with various federal and state agencies in order to do business in a number of states.

Fiscal 1998 Compared to Fiscal 1997

Revenues are derived primarily from cash gain on sales of loans and interest income from loans held for sale. The major components of the Company's revenues were (i) the volume of loans originated, (ii) the premium over principal amount received in loan sales, (iii) origination points received or paid, (iv) origination fees received and (v) the differential between the interest rate on borrowings under revolving warehouse credit facilities and the interest rate of loans held for sale. Cash gain on sale of mortgage loans is affected by, among other things, borrower credit risk classification, loan-to-value ratio, interest rate and margin of the loans. Revenues increased 255% and 1,404% for the years ended September 30 1998 and 1997, respectively. This increase was due to the Company expanding their operations through acquisitions and marketing.

Loan origination costs, commissions and other fees were $10,107,485 during the current fiscal year from $2,331,815 in fiscal 1997, an increase of $7,775,670 or 234%. The increase is directly related to the Company's increase in loan volume through acquisitions and the expansion of EMB Mortgage.

During the current fiscal year, general and administrative expenses were $11,247,168, and increase of $6,828,460, or 155%, from $4,418,708. A portion of this increase was due to the increase in salaries and wages which increased by $2,453,713, or 200%, from $1,229,689 in fiscal 1997. Additionally, during the year ended September 30, 1998 and 1997, the Company issued approximately 1.4 million shares and approximately 992,000 shares of its common stock, valued at $2.4 million and $1.03 million, respectively, and charged to operations. The services rendered for these shares of common stock related to financial advisory, marketing, regulatory, and business planning. Total expenses were $22.6 million and $6.7 million for the years ended September 30, 1998 and 1997, respectively.

Interest expense for fiscal 1998 increased by $1,299,023, or 3,513%, to $1,336,002. The increase is attributed to the value of the beneficial conversion feature attached to the convertible debt, which was $508,333.

The Company's net losses increased to $7.9 million for the year ended September 30, 1998 compared to $2.6 million in fiscal 1997.

Year 2000

The Company evaluated the internal information technology ("IT") and non-IT systems that could be affected by Year 2000 issues and also identified the external systems that may be critical to the Company's operations. The Company has also assessed the readiness of the Company's suppliers. Management believes there are no critical systems, which will have a material adverse impact on its operations. The Company will finalize its contingency plans before January 1, 2000. The Company does not anticipate the cost of addressing all the issues associated with becoming Year 2000 compliant will have a material impact on its financial condition, results of operations or liquidity in any single year. The Company's estimates are based upon the assumption that its major third party suppliers are or will become Year 2000 compliant within the time frame outlined above. Efforts to modify the Company's IT systems have substantially been performed internally, however, the Company does not separately track such costs. These costs primarily relate to salaries and wages, which are expensed as incurred. The Company estimates its costs associated with becoming Year 2000 compliant will be less than $10,000, exclusive of system upgrades incurred in the normal course of business.

Liquidity, Capital Resources and Capital Expenditures

During fiscal 1998 and 1997, the Company has incurred substantial losses from operations. In fiscal 1998, the Company's sources of cash flows were from debt and equity borrowings, as well as the increase in certain payables and payroll taxes withheld from employees. The Company has also received loans from its chairman and chief executive during fiscal 1998, continuing into fiscal 1999. The Company's uses of cash were from operations, consisting of the funding of mortgage loan originations, payment of interest, operating and administrative expenses.

As of September 30, 1998, borrowings under the warehouse credit facility were $14.5 million and the interest rate was prime plus 0.5%. The warehouse line of credit with IMPAC was fully satisfied in March 1999.

At September 30, 1998, the Company had a working capital deficit amounting to $4.1 million. The Company's working capital deficit has continued to grow in fiscal 1999 and currently exceeds $5.0 million. The Company continues to require substantial financing of debt or equity capital to meet its obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has, as of September 1999 ceased its operations of EMB Mortgage, and affiliates, to reduce operating losses. The Company has raised capital to meet a small portion of its obligations in fiscal 1999; however, significant funds are required to continue as a going concern. Management is negotiating the sale of its undeveloped land in Monterey, California to satisfy the federal and state payroll tax obligations, as well as other obligations. The Company currently has no formal agreements with regard to any potential funding sources or for the sale of its undeveloped land, and there can be no assurance that future funds, if any, will be consummated. No adjustments have been made to the consolidated financial statements as a result of this uncertainty.

Capital expenditures totaled $218,459 and $377,240 for the years ended September 30, 1998 and 1997, respectively. Management does not expect to incur any significant capital expenditures in fiscal 1999.


Item 7.   Financial Statements.
          --------------------

          Information with respect to this Item is set forth in "Index to Financial Statements".


Item 8.   Changes In and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          On May 20, 1998, the Company dismissed its independent accountants, Harlan & Boettger. The reports of Harlan & Boettger for the fiscal years ended September 30, 1996 and September 30, 1997 contained no adverse opinion, disclaimers of opinion nor were they modified as to uncertainty, audit scope or accounting principles. The decision to dismiss the firm of Harlan & Boettger was made by the Board of Directors of the Company. At no time during the engagement of Harlan & Boettger as independent accountants for the Company were there any disagreements, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure. Disclosure of this dismissal was first contained in the Form 10-QSB for the period ended March 31, 1998, which was filed by the Company with the Securities and Exchange Commission on May 21, 1998. On May 20, 1998, the Company, as required by Item 304 (a) (3) of Regulation S-B, advised Harlan & Boettger of this disclosure. At no time has Harlan & Boettger responded to the Company concerning this disclosure nor, to the best knowledge of the Company, has Harlan & Boettger responded directly to the Securities and Exchange Commission concerning this disclosure.

          On May 20, 1998, the Company engaged the firm of Corbin & Wertz of Irvine, California as independent accountants for the Company. Prior to May 20, 1998, neither the Company, nor anyone on its behalf, had consulted with Corbin & Wertz concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements nor any other material factor which was considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

          On January 13, 1999, the Company's independent accountants, Corbin & Wertz of Irvine, California resigned due to the departure of the members of the audit department of Corbin & Wertz to another accounting firm. At the time of their resignation, Corbin & Wertz had not prepared any reports nor rendered any other services for the Company. At no time during the engagement of Corbin & Wertz as independent accountants for the Company were there any disagreements, whether or not resolved, on any matter of accounting principles or practices, financial statement or disclosure or auditing scope or procedure. Disclosure of this resignation was first contained, together with the response and concurrence of Corbin &

Wertz to this disclosure, in Form 8-K filed with the Securities and Exchange Commission on or about January 26, 1999.

         On January 22, 1999, the Company engaged the firm of McKennon Wilson & Morgan LLP, of Irvine, California, as independent accountants for the Company. Prior to January 22, 1999, neither the Company, nor anyone on its behalf, had consulted with McKennon Wilson & Morgan LLP concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements nor any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

     The directors and executive officers of the Company are as follows:

Name(1)(2)                           Age   Position
----------                           ---   --------
Donald E. Hannabarger                 72   Director
William V. Perry(3)(4)                75   Director and Executive Vice President,
                                           and President of EMB Mortgage Corporation
Ann L. Petersen                       61   Director
Michael P. Roth (5)                   59   Director and Vice President
James E. Shipley(3)(4)                63   Director and President

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.
(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.
(3) Member of the Company's Stock Option Committee. See "1996 Stock Option, SAR and Stock Bonus Plan", below.
(4) Member of the Company's Compensation Committee. See "Compensation Committee", below.
(5) This individual resigned as Vice President effective March 1, 1999, but remains a Director.

         The background and principal occupations of each director and executive officer of the Company are as follows:

         Mr. Hannabarger has been a Director of the Company since April 9, 1998. Mr. Hannabarger is currently retired. From 1984 to 1989, he was Director-Scheduling and Material Control office of the Convair Division of General Dynamics Corporation; and was the managing director of a subsidiary in Mexico and another subsidiary near El Centro,

California from 1989 to 1992. From 1983 to 1984, Mr. Hannabarger was a management consultant with Ivanhoe Consulting and Financial. From 1973 to 1982,he held various executive positions with Ford Motor Company. in Latin America. Mr. Hannabarger graduated with a B.S. Industrial Engineering degree from the University of Illinois in 1948, and received a M.B.A. - Production Management degree from the University of Chicago in 1950.

          Mr. Perry has been the Executive Vice President of the Company since April 29, 1996, and became a director of the Company on May 21, 1996. He is also the Chairman of the Board and President of EMB Mortgage. From 1994 to March 20, 1999, he was a director and Vice President of Sterling Alliance Group, Ltd. From 1990 to October 1993, he was a director and Vice President of Ameri-West Funding, Inc., engaged in residential, multi-family and commercial mortgages. From 1988 to 1990, Mr. Perry was the President of First Marine Mortgage Company. From 1985 to 1987, he was the Chief Financial Officer of Mobile Medical Group, Inc.; and was the Chief Financial Officer and a director of Oceanic Opera, Inc. from 1984 to 1985. From 1970 to 1984, Mr. Perry was engaged in the real estate brokerage business with several real estate brokerage companies. From 1962 to 1970, he was an electronics engineer with Lockheed Missile and Space Corporation. Mr. Perry graduated from Pacific States University in 1948 with a degree in electrical engineering.

          Mrs. Petersen became a director of the Company on November 25, 1992. She is a resident of Hawaii and has not been employed outside of the house since 1958. She attended Marquette University for two years

          Mr. Roth has been Director of the Company since April 9, 1998. From April 9, 1998, he also served as a Vice President of the Company. From 1993 to the present, he has been the Assistant Branch Manager and Sales Associate with Coldwell Banker Real Estate, Inc., a real estate brokerage company, at its branch office in South Laguna, California.

          Mr. Shipley has been a director of the Company since January 15, 1996, and became the President of the Company on April 29, 1996. From 1993 to July 2, 1998, he was a director and President of Sterling Alliance Group, Ltd., an affiliate of the Company which sold substantially all of its assets and operations to the Company in exchange for Common Stock. He was the Managing Director of EMB Mortgage from October 1993 to April 1996. Mr. Shipley has served as the Managing Director of ERA Sterling Real Estate, a real estate brokerage firm, from 1987 to the present. Mr. Shipley received a Bachelor of Science degree from Eastern Illinois University in 1960.

          Compliance with Section 16(a) of Securities Exchange Act of 1934. To the best of the knowledge of the Company, its directors, officers and 10% beneficial owners have filed all reports in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 1998.

Item 10.  Executive Compensation.
          ----------------------

          The following table sets forth the compensation required to be reported pursuant to Item 402 of Regulation S-B. No other executive officer or director of the Company received compensation in excess of $100,000 during its fiscal year ended September 30, 1998. In addition, the Chief Executive Officer, James E. Shipley, did have not other compensation required to be reported other than that set forth herein.

                          SUMMARY COMPENSATION TABLE

    Name and Principal Position        Fiscal Year               Salary
    ---------------------------        -----------               ------
James E. Shipley, CEO                  1996                      $     0
                                       1997                      $     0
                                       1998                      $45,000

          Compensation Committee. The Compensation Committee of the Board of Directors is comprised of Messrs. James E. Shipley and William V. Perry. The Committee makes decisions regarding the Company's employee stock plan and makes decisions concerning salaries and incentive compensation for the executive officers, employees and consultants of the Company.

          1996 Stock Option, SAR and Stock Bonus Plan. The Company has reserved shares of Common Stock for issuance under the Company's 1996 Stock Option, SAR and Stock Bonus Plan (the "Plan"), as amended. At September 30, 1998, no options or stock bonuses covering shares of Common Stock had been granted and issued under the Plan. Options may be granted to employees, officers or directors. As of September 30, 1998, the Company had issued 1,434,000 shares of common stock as stock bonuses in consideration of various consulting agreements with third parties, and as payment for legal fees and costs incurred by the Company. These stock bonuses were issued pursuant to that certain Registration Statement on Form S-8 which became effective on January 30, 1998. Subsequent to fiscal year 1998, a total of 3,250,000 options to purchase Common Stock were issued in connection with certain acquisition agreements. The members of the Stock Option Committee that administer the Plan are presently James E. Shipley and William V. Perry.

          401(k) Plan. In August 1997, the Company adopted a Section 401(k) Retirement Savings Plan (the "401(k) Plan"). The 401(k) Plan is a tax-qualified plan covering Company employees who, as of the enrollment eligibility dates under the 401(k) Plan, have completed at least six months of service with the Company and elect to participate in the 401(k) Plan. The Company may make discretionary matching cash contributions to each participant based upon his or her elective deferrals in a percentage determined by the Company prior to the end of each plan year, and may make additional contributions in its sole judgment. All employee contributions are fully vested at all times and contributions by the Company to the 401(k) Plan vest over a six-year period based upon years of service. Benefits will normally be distributed to an employee upon (i) the employee reaching age 65, (ii) the employee's retirement with the Company, (iii) the employee's death or disability, (iv) the termination of the employee's employment with the Company, or (v) the termination of the 401(k) Plan. As of January 1, 1999, the Company terminated the 401(k) Plan with respect to additional contributions and/or new participants. The 401(k) Plan continues to be in effect for employees and former employees who have not elected to withdraw their accounts. As of September 30, 1999, there were 14 remaining participants in the 401(k) Plan.

          Board Compensation. Directors of the Company may be compensated by the Company for meeting attendance by an annual directors' fee of $2,500, and are entitled to reimbursement for their travel expenses. From time to time, directors who are not employees of the Company will receive grants of options to purchase the Company's Common Stock or stock bonuses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding capital stock of the Company as of September 30, 1998, are as follows:

                                                       Shares       Percent of
              Management                            Beneficially   Outstanding
           Shareholders(1)                            Owned(1)        Stock
           ---------------                          ------------   -----------
William V. Perry...................................   290,470(2)       1.10%
   3200 Bristol, 8th Floor
   Costa Mesa, California 92626
Ann L. Petersen....................................     6,250          0.02%
   Star Route 5080
   Keaau, Hawaii 96749
Donald E. Hannabarger..............................    94,280          0.36%
   3200 Bristol, 8th Floor
   Costa Mesa, California
Michael P. Roth....................................         0(5)          0%
  3200 Bristol, 8th Floor
  Costa Mesa, California 92626
James E. Shipley...................................   813,375(4)       9.94%
   3200 Bristol, 8th Floor
   Costa Mesa, California 92626
Vincent Rinehart................................... 2,600,000(3)       9.87%
   3200 Bristol, 8th Floor
   Costa Mesa, California 92626

Directors and officers as a group
  (6) persons, including the above)................ 3,804,375         14.44%
                                                    =========         =====

(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares, except as otherwise specifically indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as warrants or options to purchase the Common Stock of the Company.
(2) Represents shares of the Company owned by Win, Win, Solver Group, Inc., a corporation owned by Mr. Perry. It also includes 13,688 shares held by a trust of which Mr. Perry is the trustee. He is not a beneficiary of the trust, and disclaims any ownership of its securities.
(3) Represents shares of the Company owned by AMRES Holdups, LLC, a corporation beneficiary owned by Mr. Rinehart. Mr. Rinehart is President of the Company's subsidiaries, American Residential Funding, Inc. and Residential Mortgage Corporation.
(4) Represents shares of the Company owned by World Trends Financial, Ltd., a corporation beneficially owned by Mr. Shipley.
(5)  Effective March 1, 1999, this individual resigned as an officer of the
     Company, but he   remains as a Director.

Security Ownership of Certain Beneficial Owners

     The following table sets forth information with respect to the beneficial ownership of each class of equity securities of the Company by each shareholder who beneficially owns more than five percent (5%) of each class of the Company's equity securities, the number of shares beneficially owned by each and the percent of such class of equity securities so owned of record as of September 30, 1998. The Company has three outstanding classes of equity securities:
Common Stock, Series A preferred stock and Series B preferred stock. It is believed by the Company that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.

  Name and Address                                        Amount and Nature
        of                                                  of Beneficial          Percent of Class of
  Beneficial Owner                  Title of Class            Ownership             Equity Securities
  ----------------                  --------------        -----------------        -------------------
Sterling Alliance Group, Ltd. (1)     Common Stock             3,375,000                  12.81%
   575 Anton Blvd.
   Suite 300
   Costa Mesa, California 92626
AMRES Holdings , LLC                  Common Stock             2,600,000                   9.87%
   4425 Atlantic Avenue
   Suite A-15
   Long Beach, California 90807
Millenco, L.P.                        Warrants to                600,000                   5.9%
   111 Broadway, 20th Floor            purchase
   New York, New York 10006          Common Stock


                                   8% Conv. Preferred             13,514                   100%
                                     Stock, Series A

                                       10% Conv.                  97,500                   100%
                                       Preferred
                                     Stock, Series B

(1) Sterling Alliance Group, Ltd., ("SAG") is a Colorado corporation. Certain directors and officers of the Company are stockholders.
(2) Represents shares of the common stock of Sterling Alliance Group, Ltd. which owns 3,375,000 shares of the Common Stock of the Company

Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

          Effective March 12, 1997, the Company issued a promissory note in the principal amount of $100,000 to James E. Shipley for advances made to the Company. The note bears interest at 7% per annum and is due on March 12, 1998. Mr. Shipley also made additional advances to the Company. As a result, the Company was indebted to Mr. Shipley in the amount of $104,404 as of September 30, 1998.

          During the fiscal year ended September 30, 1997, the Company incurred unreimbursed expenses regarding ERA Sterling Real Estate, a real estate brokerage company owned by the family of James E. Shipley, a director and officer of the Company. As of September 30, 1998, the balance remaining on these unreimbursed expenses totalled $166,214.

Item 13.  Exhibits and Reports on Form 10-KSB.
          -----------------------------------

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

     10(k) Stock Purchase Agreement dated November 1, 1997, regarding acquisition of Investment Consultants, Inc., is incorporated herein by reference to Exhibit 10(k) to Form 10-KSB report of the Registrant for the period ended September 30, 1998 filed on January 13, 1998.

     10(l) ICI Master Commitment to purchase loans under ConformPlus program dated October 21, 1997 is incorporated herein by reference to
            Exhibit 10(l) to Form 10-KSB report of the Registrant for the period ended September 30, 1998 filed on January 13, 1998.

     10(m) ICI Master Commitment to purchase second deed trust mortgage deeds dated September 12, 1997 is incorporated herein by reference to
            Exhibit 10(m) to Form 10-KSB report of the Registrant for the period ended September 30, 1998 filed on January 13, 1998.


     10(n) ICI Master Commitment to purchase jumbo and conforming residential mortgages dated September 4, 1997 is incorporated herein by reference to Exhibit 10(n) to Form 10-KSB report of the Registrant for the period ended September 30, 1998 filed on January 13, 1998.

     10(o) Master agreement for sale of mortgages with ContiMortgage Corporation is incorporated herein by reference to Exhibit 10(o) to Form 10-KSB report of the Registrant for the period ended September 30, 1998 filed on January 13, 1998.

     10(p) Sale agreement for purchase of mortgage loans with the Mortgage Authority, Inc. dated April 3, 1997 is incorporated herein by reference to Exhibit 10(p) to Form 10-KSB report of the Registrant for the period ended September 30, 1998 filed on January 13, 1998.

     10(q) Mortgage loan Seller/Servicer Agreement with First Union National Bank of North Carolina dated March 16, 1997 is incorporated herein by reference to Exhibit 10(q) to Form 10-KSB report of the Registrant for the period ended September 30, 1998 filed on January 13, 1998.

     10(r) Mortgage Purchase Agreement with Resource Bancshares Mortgage Group, Inc. dated March 10, 1997 is incorporated herein by reference to
            Exhibit 10(r) to Form 10-KSB report of the Registrant for the period ended September 30, 1998 filed on January 13, 1998.

     10(s) Stock Purchase Agreement with Linda K. Gregg dated November 1, 1997, regarding agreement of Preferred Holding Group, Incorporated is incorporated herein by reference to Exhibit 10(s) to Form 10-KSB report of the Registrant for the period ended September 30, 1998 filed on January 13, 1998.

     11 * Statement re: computation of per share earnings --Reference is made to the Statements of Operations of the Registrant for its fiscal year ended September 30, 1998, which are incorporated by reference herein.

     21.1*  Description of the subsidiaries of the Registrant.

     23.1*  Consent of McKennon Wilson & Morgan LLP

     27  *  Financial Data Schedule.

     *Filed herewith

     (b) Reports on Form 8-K.  The Registrant did not file any reports on Form
         -------------------
8-K during the last quarter of the period covered by this report.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant:    EMB Corporation


          By:  /s/ JAMES E. SHIPLEY
               ---------------------------
               James E. Shipley, President


          In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  November 12, 1999


By:    /s/ JAMES E. SHIPLEY                    /s/ WILLIAM V. PERRY
       ---------------------------------       --------------------------------
       James E. Shipley                        William V. Perry
       Director, President and Principal       Director and Executive Vice
       Financial and Accounting Officer        President


       /s/ MICHAEL P. ROTH
       ---------------------------------
       Michael P. Roth
       Director

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


Independent Auditors' Report..............................................F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet as of September 30, 1998...................F-3

    Consolidated Statements of Operations for the years ended
      September 30, 1998 and 1997.........................................F-4

    Consolidated Statements of Shareholders' Deficit for the years ended
      September 30, 1998 and 1997.........................................F-5

    Consolidated Statements of Cash Flows for the years ended
      September 30, 1998 and 1997.........................................F-7

    Notes to Consolidated Financial Statements............................F-8

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of EMB Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of EMB Corporation (a Hawaii corporation) and subsidiaries (the "Company") as of September 30, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMB Corporation and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred recurring losses from operations, had a significant working capital deficiency as of the date of this report and significantly curtailed its operations in fiscal 1999. These conditions, among others, raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


McKennon, Wilson & Morgan, LLP
Irvine, California
October 30, 1999

                       EMB CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                           As of September 30, 1998


                                    ASSETS

Current assets:
   Cash                                                        $    41,568
   Restricted cash (Note 2)                                         68,992
   Mortgage loans held for sale (Note 7)                        14,718,588
   Other current assets                                            347,737
                                                               -----------
       Total current assets                                     15,176,885

Property and equipment, net (Note 4)                             1,253,372
Related party receivable (Note 11)                                 168,441
Land held for sale (Note 5)                                        843,000
Goodwill, net of accumulated amortization of $58,592 (Note 3)      956,293
Other assets                                                       189,728
                                                               -----------

                                                               $18,587,719
                                                               ===========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                            $   781,354
   Warehouse line of credit                                     14,530,588
   Accrued liabilities                                             605,700
   Payroll taxes payable (Note 8)                                2,006,394
   Current portion of capital lease obligations                    129,520
   Notes payable, current (Note 9)                                 337,391
   Other current liabilities                                       406,530
                                                               -----------
       Total current liabilities                                18,797,477

Capital lease obligations, net of current portion                  341,043
Notes payable, net current portion                                  75,000
Convertible notes payable (Note 11)                              1,700,000
                                                               -----------
       Total liabilities                                        20,913,520
                                                               -----------

Commitments and contingencies (Note 12)

Shareholders' deficit: (Notes 11 and 13)
   Series A convertible preferred stock, no par value;
    107,297 shares issued and outstanding                          166,465
   Series B convertible preferred stock, no par value;
    500,000 shares issued and outstanding                          931,750
   Common stock, no par value; 30,000,000 shares authorized,
    10,550,308 shares issued and outstanding                    11,749,076
   Accumulated deficit                                         (15,173,092)
                                                               -----------
       Total shareholders' deficit                              (2,325,801)
                                                               -----------

                                                               $18,587,719
                                                               ===========


          See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Years Ended September 30, 1998 and 1997

                                                                 1998            1997
                                                                 ----            ----
Revenues:
 Loan origination and other fees, net of commitment fees     $14,820,459    $  4,156,193
                                                             -----------    ------------

Operating expenses:

 Loan origination costs, commissions and other fees           10,107,485       2,331,815
 General and administrative                                   11,247,168       4,418,708
                                                              ----------    ------------

                                                              21,354,653       6,750,523
                                                              ----------    ------------

Loss from operations                                          (6,534,194)     (2,594,330)

Other income (expense):

 Interest income                                                  17,858          15,146
 Interest expense                                             (1,336,002)        (36,979)
 Loss on impairment of fixed assets                              (52,629)              -
 Other                                                            43,641          65,938
                                                             -----------    ------------

                                                              (1,327,132)         44,105
                                                             -----------    ------------

Loss before income taxes                                      (7,861,326)     (2,550,225)

 Provision for income taxes                                        1,600           1,600
                                                             -----------    ------------

Net loss                                                     $(7,862,926)   $ (2,551,825)
                                                             ===========    ============


Basic and dilutive net loss per common share                      $(0.87)         $(0.42)
                                                             ===========    ============


         See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                For the Years Ended September 30, 1998 and 1997

                                 Series A Convertible      Series B Convertible
                                       Preferred                 Preferred                 Common Stock
                                 Shares       Amount       Shares       Amount        Shares         Amount
                                 ------       ------       ------       ------        ------         ------
Balances, October 1, 1996             -       $    -           -    $        -     5,311,817    $ 4,495,391
Proceeds from sale of
 shares for cash                      -            -           -             -        50,000        137,500
Shares issued for services            -            -           -             -       991,750      1,032,778
Shares issued for exercise
 of warrants                          -            -           -             -        96,250        140,938
Warrants exercised for
 subscription receivable              -            -           -             -        86,125        172,250
Shares issued for investment
 in joint venture                     -            -           -             -     1,000,000      1,137,500
Proceeds from issuance of A
 Preferred                      648,648    1,009,000           -             -            -               -
Payment of stock subscription
 receivable                           -            -           -             -            -               -
Establish bad debt reserve            -            -           -             -            -               -
Net loss                              -            -           -             -            -               -
                               --------    ----------    --------    ----------    ----------    -----------
Balances, September 30, 1997    648,648    1,009,000           -             -     7,535,942      7,116,357
Shares issued for acquisition
 of PHG                               -            -           -             -       100,000        191,000
Shares issued for acquisition
 of ICI                               -            -           -             -       400,000        684,000
Shares issued for acquisition
 of ATC, as amended                   -            -           -             -       100,000        171,000
Cancellation of shares issued
 in connection with joint
 venture                              -            -           -             -    (1,000,000)    (1,137,500)

                                  Common
                                   Stock       Accumulated       Shareholders'
                                Subscribed       Deficit        Equity (Deficit)
                                -----------   -------------     ----------------
Balances, October 1, 1996        $(200,000)   $ (3,793,791)         $   501,600
Proceeds from sale of
 shares for cash                         -               -              137,500
Shares issued for services               -               -            1,032,778
Shares issued for exercise
 of warrants                             -               -              140,938
Warrants exercised for
 subscription receivable          (212,875)              -              (40,625)
Shares issued for investment
 in joint venture                        -               -            1,137,500
Proceeds from issuance of A
 Preferred                               -               -            1,009,000
Payment of stock subscription
 receivable                        125,000               -              125,000
Establish bad debt reserve         187,875               -              187,875
Net loss                                 -      (2,551,825)          (2,551,825)
                                ----------    ------------          -----------
Balances, September 30, 1997      (100,000)     (6,345,616)           1,679,741
Shares issued for acquisition
 of PHG                                  -               -              191,000
Shares issued for acquisition
 of ICI                                  -               -              684,000
Shares issued for acquisition
 of ATC, as amended                      -               -              171,000
Cancellation of shares issued
 in connection with joint
 venture                                 -               -           (1,137,500)

          See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                For the Years Ended September 30, 1998 and 1997

                               Series A Convertible  Series B Convertible
                                     Preferred             Preferred             Common Stock
                                Shares     Amount     Shares     Amount      Shares       Amount
                               --------   ---------  --------  ----------  ----------  -----------
Shares issued for services
  rendered                            -           -         -           -   1,434,000    2,311,897
Shares issued for capital
  raising activities                  -           -         -           -     350,000      273,000
Shares issued in connection
  with master funding
  agreements                          -           -         -           -     405,000      450,000
Redemption of A Preferred      (486,486)   (756,972)        -           -           -            -
Issuance of B Preferred               -           -   675,000   1,281,750           -            -
Shares issued for conversion
  of convertible notes                -           -         -           -     693,152      390,320
Shares issued for conversion
  of A Preferred                (54,865)    (85,563)        -           -     182,214       85,563
Shares issued for conversion
  of B Preferred                      -           -  (175,000)   (350,000)    350,000      350,000
Write off of subscriptions
  receivable                          -           -         -           -           -     (287,875)
Valuation of beneficial
  conversion feature on
  convertible notes                   -           -         -           -           -      733,333
Valuation of beneficial
  conversion feature on
  B Preferred                         -           -         -           -           -      225,000
Value of warrants issued
  with convertible notes              -           -         -           -           -       40,050
Value of warrants issued
  with B Preferred                    -           -         -           -           -      152,931
Net Loss for year                     -           -         -           -           -            -
                               --------   ---------  --------  ----------  ----------  -----------
Balances, September 30, 1998    107,297   $ 166,465   500,000  $  931,750  10,550,308  $11,749,076
                               ========   =========  ========  ==========  ==========  ===========
                                 Common
                                 Stock      Accumulated     Shareholders'
                               Subscribed     Deficit     Equity (Deficit)
                               ----------   -----------   ----------------
Shares issued for services
  rendered                             -               -       2,311,897
Shares issued for capital
  raising activities                   -               -         273,000
Shares issued in connection
  with master funding
  agreements                           -               -         450,000
Redemption of A Preferred              -        (586,619)     (1,343,591)
Issuance of B Preferred                -               -       1,281,750
Shares issued for conversion
  of convertible notes                 -               -         390,320
Shares issued for conversion
  of A Preferred                       -               -               -
Shares issued for conversion
  of B Preferred                       -               -               -
Write off of subscriptions
  receivable                     100,000               -        (187,875)
Valuation of beneficial
  conversion feature on
  convertible notes                    -               -         733,333
Valuation of beneficial
  conversion feature on
  B Preferred                          -        (225,000)              -
Value of warrants issued
  with convertible notes               -               -          40,050
Value of warrants issued
  with B Preferred                     -        (152,931)              -
Net Loss for year                      -      (7,862,926)     (7,862,926)
                                --------    ------------     -----------
Balances, September 30, 1998    $      -    $(15,173,092)    $(2,325,801)
                                ========    ============     ===========

          See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASHFLOWS

                For the Years Ended September 30, 1998, and 1997

                                                                    1998            1997
                                                                    ----            ----
Cash flows from operating activities:
 Net loss                                                        $(7,862,926)   $(2,551,825)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
    Common stock issued for services                               2,311,897        838,861
    Amortization of common stock issued for debt financings          310,125              -
    Fair value of beneficial conversion for debt                     508,333              -
    Provision for settlement of Monterey land agreement              200,000              -
    Related party note payable issued for services                         -         63,750
    Write-off of notes receivable from officers and employees        245,600              -
    Increase in reserves                                                   -        493,833
    Depreciation and amortization                                    199,713         71,461
     Changes in operating assets and liabilities:
     Restricted cash                                                 (34,992)      (129,809)
     Inventory                                                             -         35,324
     Mortgage loans held for sale                                 (6,125,267)    (7,092,238)
     Other current assets                                            110,968       (362,563)
     Other assets                                                     (3,419)             -
     Accounts payable                                                129,113        316,937
     Accrued liabilities                                             434,958        121,858
     Payroll taxes payable                                         1,919,850              -
     Other current liabilities                                       279,630              -
                                                                 -----------    -----------

 Net cash used in operating activities                            (7,376,417)    (8,194,411)
                                                                 -----------    -----------
Cash flows from investing activities:
 Purchases of property and equipment                                (218,459)      (377,240)
 Purchases of intangible assets                                            -       (113,736)
 Loans made on notes receivable                                            -       (112,707)
 Payments (Loans) made on related party receivable                    39,139       (264,125)
 Cash received from acquisitions                                      16,607              -
 Proceeds from sale of land held for investment                            -        800,000
                                                                 -----------    -----------

 Net cash used in investing activities                              (162,713)       (67,808)
                                                                 -----------    -----------
Cash flows from financing activities:
 Proceeds on line of credit, net                                   6,186,984      7,029,738
 Payments under capital lease obligations                            (70,311)       (30,821)
 Borrowings (Payments) on debt                                       264,457       (154,777)
 Proceeds from issuance of common stock, net                               -        278,438
 Proceeds from related party borrowings                                    -         66,655
 Proceeds from issuance of A Preferred, net                                -      1,009,000
 Repurchase of A Preferred                                        (1,343,591)             -
 Proceeds from issuance of B Preferred, net                        1,281,750              -
 Proceeds from issuance of convertible notes payable               1,200,000              -
 Proceeds from common stock subscribed                                     -        125,000
                                                                 -----------    -----------

 Net cash provided by financing activities                         7,519,289      8,323,233
                                                                 -----------    -----------

Net (decrease) increase in cash                                      (19,841)        61,014

Cash at beginning of period                                           61,409            395
                                                                 -----------    -----------

                       EMB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASHFLOWS

                For the Years Ended September 30, 1998, and 1997

Cash at end of period                                            $    41,568    $    61,409
                                                                 ===========    ===========

                       EMB CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND HISTORY

Organization and Nature of Operations

EMB Corporation (formerly called Pacific International, Inc.) (the "Company") was incorporated under the laws of the State of Hawaii on May 5, 1960. Effective December 16, 1995, the Company acquired the net assets of Sterling Alliance Group, Ltd. ("SAG") which included 100% ownership in Electronic Mortgage Banc, Ltd. now EMB Mortgage Corporation ("EMB Mortgage") and certain land held for sale in Monterey County, California. The Company was inactive at the time of the acquisition. For financial statement purposes, the transaction was recorded as a recapitalization of SAG.

In the first quarter of fiscal 1998, the Company expanded its mortgage banking operations through its acquisitions of Investment Consultants, Inc. ("ICI") and Preferred Holding Group, Inc. ("PHG"). In fiscal 1999, the Company ceased its mortgage banking operations of EMB Mortgage and divested itself of the assets of ICI and PHG due to an economic downturn in the mortgage banking industry. Later in fiscal 1999, the Company began slowly to recommence its mortgage banking operations through acquisitions of American Residential Funding ("AMRES") and Residential Mortgage Corporation ("RMC"). AMRES operates four branch offices in the United States, and 52 net branches to originate loans. Net branches are an origination extension of AMRES through independent real estate brokers. EMB Mortgage is no longer in operation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since 1996, the Company has incurred significant losses from operations and at September 30, 1998, the Company had a working capital deficit of $4.1 million, which has increased in fiscal 1999 to approximately $5.0 million. Subsequent to fiscal 1998, management has funded its operations through loans from affiliates. The Company requires immediate proceeds from a financing or from the sale of its land to fund meet its current obligations. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey County, California. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all.
These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of EMB Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

Significant Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results may differ from these estimates.

                       EMB CORPORATION AND SUBSIDIARIES

Mortgage Loans Held for Sale

Mortgage loans held for sale represent the Company's mortgage loans funded through its warehouse credit facility. Loan are generally sold within 10 days from the date of funding.

Mortgage loans held for sale have been stated at lower of cost or market determined on an aggregate loan basis. Market value for mortgage loans covered by investor commitments has been based on commitment prices. Mortgage loans held for sale include deferred loan origination costs of $249,250 at September 30, 1998. Credit has been granted to individuals located throughout the United States. The loans were collateralized and secured by first deeds on real property. The interest rates on these mortgage loans were at market, which generally ranged from 7.0% to 9.5%.

Subsequent to September 30, 1998, the Company has sold all subject loans, without recourse. Management believes that no material liabilities will arise as a result of the sales.

Loan Origination Fees

Loan origination fees and costs are shared with referring brokers. The Company's portion of the loan origination fee is included in the loan production revenue when the loan is sold.

Mortgage Servicing Rights

Included with the mortgage loans that are held for sale is the mortgage servicing rights which are sold with the mortgage loans.

Property and Equipment

Property and equipment is stated at cost, and depreciation is computed using the straight-line method for financial reporting and tax purposes over the following estimated useful lives:

Equipment                         Five to seven years
Furniture and fixtures            Seven to ten years
Leasehold improvements            Life of lease or asset which ever is shorter

In the year of acquisition of property and equipment, one-half year's depreciation is taken regardless of the actual date placed into service. Maintenance and repairs are charged to operations as incurred, and major improvements are capitalized. Upon retirement, sale, or other disposition, the related cost and

                       EMB CORPORATION AND SUBSIDIARIES
accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected in operations.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses. Goodwill is amortized on a straight-line basis over the expected periods to be benefited. For transactions effected in fiscal 1998, management originally estimated the period to be benefited at approximately seven (7) years. The Company assesses the recoverability of this intangible asset quarterly, by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. During the year ended September 30, 1998, amortization of goodwill amounted to $58,592. See
Note 3 for further discussion.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and goodwill be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 4 for discussion of Impairment.

Revenue Recognition

Origination fees, service release fees and other fees, net of direct costs, are deferred and recognized at the time the loan is sold. The Company records revenues net of commitment fees, which amounted to $262,000 during the current fiscal year.

Revenue and Cost Recognition - Land Held for Sale

Land acquisition costs have been capitalized and they will be charged to earnings when the related sale is recognized. Other costs incurred in connection with the land are charged to earnings when incurred.

Debt Issue Costs

Fees incurred in connection with the issuance of debt instruments are capitalized and amortized using the effective interest method over the contractual life of such agreement. Debt issue costs are included in other current assets in the accompanying consolidated balance sheet.

Income Taxes

                       EMB CORPORATION AND SUBSIDIARIES

Income taxes are provided using the liability method of accounting in accordance with SFAS 109, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for temporary differences between financial and tax reporting bases. A valuation allowance is recorded when it is unlikely that the net deferred tax assets will be realized through future operations.

Per Share Information

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings per Share". SFAS 128 simplifies the standards for computing Earnings per Share ("EPS"), eliminating the presentation of primary EPS and requiring dual presentation of basic and diluted EPS on the face of the income statement for all public corporations with complex capital structures. In fiscal 1998, the Company adopted SFAS 128; there was no impact on per-share data for the periods presented as a result of adoption of this accounting principle. Common stock equivalents have been excluded from the calculation of the weighted average shares outstanding as their effects are anti-dilutive.

Stock-Based Compensation

During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

Comprehensive Income

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income, as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company has adopted the provisions of this statement during the current fiscal year, with no impact on the accompanying financial statements.

Disclosures about Segments of an Enterprise and Related Information

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The provisions of this statement require disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. This statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation and assessing performance, and for which discrete financial information is available. The Company has one segment however, the Company may have an additional segment in the future related to ATC (Note 3) when such assets and operations are material.

                       EMB CORPORATION AND SUBSIDIARIES
as defined under SFAS 131.

Financial Statement Reclassifications

Certain amounts reflected in the consolidated financial statements for the year ended September 30, 1997 have been reclassified to conform to the presentation for the year ended September 30, 1998.

NOTE 3 - ACQUISITIONS

Effective December 31, 1997, the Company consummated a stock purchase agreement to acquire all of the issued and outstanding capital stock of ICI in exchange for the issuance of 400,000 shares of the Company's common stock fairly valued at $684,000. The agreement was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $732,376 allocated to goodwill (see Note 2).

Pursuant to this agreement, if, as of the close of the business day eighteen months following closing of this transaction, the aggregate fair market value of the Shares is less than $2,000,000, ICI may elect one of two options. ICI may either elect that additional common shares be issued equivalent to the difference between the sum of $2,000,000 and the aggregate fair market value of the Shares, or rescind the transaction. On March 13, 1999, the Company and ICI rescinded the stock purchase agreement, whereby the Company would forfeit the 400,000 shares of common stock issued in connection with the original agreement. Accordingly, the Company charged operations for unamortized goodwill totaling $631,126 in fiscal 1999.

Effective December 31, 1997, the Company entered into a stock purchase agreement for all of the outstanding shares of capital stock of PHG in exchange for 100,000 shares of the Company's common stock fairly valued at $191,000. The agreement was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $156,376 allocated to goodwill. Upon consummation of the acquisition, PHG changed its name to EMB Financial Services, Inc. As discussed in Note 1, the Company ceased operations of its mortgage banking operations, which included the operations of PHG. Accordingly, the Company charged operations for unamortized goodwill totaling $145,517 in fiscal 1999.

Effective December 23, 1997, the Company entered into a stock purchase agreement to acquire all the outstanding shares of capital stock of AmerTeleCon, Inc. ("ATC"). In connection with this agreement, as amended, the Company issued 100,000 shares of common stock, fairly valued at $171,000. The agreement was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $135,133 allocated to goodwill.

                       EMB CORPORATION AND SUBSIDIARIES

The unaudited proforma statement of operations data for the years ended September 30, 1998 and 1997, assuming the acquisition of ICI, PHG and ATC occurred on October 1, 1996, are as follows:

                                                                              1998                   1997

Revenues                                                                   $16,662,760           $10,895,165
                                                                           ===========           ===========
Net loss                                                                   $(7,555,777)          $(2,783,430)
                                                                           ===========           ===========
Basic and dilutive net loss per share                                      $     (0.88)          $     (0.46)
                                                                           ===========           ===========

The above unaudited proforma amounts are not necessarily indicative of what the actual results might have been if the acquisitions had occurred on October 1, 1996.

See Note 17 for acquisitions which were consummated subsequent to September 30, 1998.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1998:

Machinery and equipment, including automobiles                                                   $1,078,610
Furniture and fixtures                                                                              384,196
Leasehold improvements                                                                               55,496
                                                                                                 ----------

                                                                                                  1,518,302
Less accumulated depreciation                                                                      (264,930)
                                                                                                 ----------

                                                                                                 $1,253,372
                                                                                                 ==========

As of September 30, 1998, the Company had $506,504 of assets under capital leases, at cost. During the years ended September 30, 1998 and 1997, depreciation expense totaled $141,121, and $63,611, respectively.

During the 2nd Quarter of fiscal 1999 the Company evaluated its assets for impairments due to the significant decline in operations. As a result of this, the Company recorded a $500,000 provision for these assets.

NOTE 5 - LAND HELD FOR SALE

SAG acquired approximately 61 acres of undeveloped land with water producing rights and three wells in Monterey, California on December 11, 1995 from Golden River Corp., an unrelated party. Each well can produce approximately 900,000 gallons of water per 24-hour period and the water supply is replenished from the run-off of the surrounding mountains. SAG issued 200,000 shares valued at $4.00 per share of its common stock as consideration. This land was sold on December 30, 1996 to an unrelated party for $4,000,000. The Company received a down payment of $800,000 and a note receivable for $3,200,000 with interest at 12% per annum. The Company reported this sale based on the deposit method, recovering the initial cost of the land with the down payment.

On June 30, 1998, the Company and the unrelated party agreed to rescind the sale. As a result of the rescission which became effective on August 15, 1998, the Company returned the first installment payment received totaling $422,867, and issued a convertible note as reimbursement of the initial down payment made of $800,000, plus a severance fee of $200,000, aggregating $1,000,000 (see Note
8). The Company recorded the carrying value of the land at $800,000 and charged operations in the amount of $200,000 relating to the settlement.

                       EMB CORPORATION AND SUBSIDIARIES

The Company currently possesses five (5) acres of undeveloped land in Riverside County, California zoned for residential construction. The carrying value of this land is approximately $43,000. The land is encumbered by a $65,000 note, which is included in the current portion of notes payable.

NOTE 6 - INVESTMENT IN JOINT VENTURE

On August 29, 1997, the Company entered into a joint venture with an unrelated company. The Company obtained a 50% interest in the joint venture to further its real estate mortgage business throughout Europe, Australia and New Zealand. The Company contributed 1,000,000 restricted common shares to fulfill its investment. On June 30, 1998, by mutual consent of the parties, the joint venture agreement was rescinded. As a result, the 1,000,000 shares of Company's common stock issued in connection with the joint venture were returned to the Company for cancellation, with no gain or loss recorded in connection with this rescission.

NOTE 7 - WAREHOUSE LINE OF CREDIT

In 1996, the Company entered into an agreement with a national lender whereby the lender extended a $3,000,000 warehouse line of credit to the Company solely for the purpose of funding residential mortgage loans. In February 1998, this agreement was amended to provide for a $10,000,000 warehouse line of credit and later increased to $25,000,000. Interest was charged based on the lender's referenced prime rate plus 0.5% per annum. The agreement was terminated during the second quarter of 1999 when the Company ceased operations. The outstanding balance on September 30, 1998, was $14,030,587. The obligation was fully satisfied upon termination of the agreement.

The Company also entered into master commitment with such lender totaling $150,000,000 during fiscal 1998 which was subsequently increased to $500,000,000. The master commitment allowed the Company to fund loans of jumbo and conforming residential first and second mortgages, and sell the loans to the lender. The master loan commitment was terminated concurrently with the
warehouse line of credit above.   See Note 13 for common stock issued in
connection with this agreement.

NOTE 8 - PAYROLL TAXES PAYABLE

At September 30, 1998, the Company has unpaid federal and state payroll tax liabilities of approximately $2.1 million, including estimated penalties and interest. Subsequent to September 30, 1998, additional payroll tax deposits were not made through the date the Company ceased operations of EMB Mortgage. Penalties and interest continue to accrue in fiscal 1999. Certain officers may be held personally liable in the event the Company does not satisfy these obligations.

NOTE 9 - NOTES PAYABLE

The Company currently has various unsecured notes payable that bear interest at rates ranging from 10.5% to 12.75% per annum and are due on demand. As of September 30, 1998, the Company owed approximately $478,247 in connection with these notes. In addition, the Company has a note payable for $75,000 which is due in June 2000, interest is calculated at 12.75% and paid monthly, such amount has been classified as long term debt on the accompanying balance sheet.

                       EMB CORPORATION AND SUBSIDIARIES

NOTE 10 - RELATED PARTY TRANSACTIONS

At September 30, 1998, the Company has a non-interest bearing, unsecured receivable from a related corporation of $61,810. This receivable was reduced during the year through an offset of $104,404, which was an amount due to an officer of the Company for contributions. During fiscal 1999 this officer has contributed approximately $910,116 to the Company, which will be treated as a reduction to the receivable.

In addition, the Company has a receivable totaling $106,631 due from two shareholders of ICI. The note is net of amounts due to the respective shareholders. The receivable is due in September 1999.

During the current fiscal year, the Company wrote off various notes receivables from officers and directors of the Company amounting to $245,600. Such amounts were classified as compensation expense. There were no borrowings or payments received in connection with these notes during the current fiscal year.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

8% Convertible Notes

On January 30, 1998, the Company issued 8% convertible notes totaling $500,000 to non-U.S. persons in reliance upon Regulation S under the Securities Act of 1933. The principal amount of the notes were convertible into the Company's common stock at a conversion rate of $2.375 per share or 75% of the average closing bid price five (5) days after the date of election, whichever was lower. As additional consideration for the issuance of these notes, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of
$2.375 per share, fairly valued at $40,050.   Costs incurred related to this
offering amounted to $183,750, exclusive of the value of the warrants above. At the time of issuance of such notes, the Company recorded $166,667 for the value of the beneficial common stock conversion feature as an increase to additional paid-in capital, with a corresponding charge to operations for interest, as these notes were immediately convertible.

Interest was payable on the notes at 8% per annum. The notes, originally due on January 30, 2000, were fully satisfied through the issuance of 693,152 shares of common stock during the year ended September 30, 1998. The unamortized debt issue costs of $109,680, were netted against the principal balance of $500,000, and reflected in shareholders' equity at the time of conversion. The effective interest rate on this note was in excess of 100% per annum.

15% Convertible Notes

On or about July 6, 1998, the Company issued 15% convertible notes totaling $700,000. The principal amount of the note is convertible into shares of the Company's common stock at a conversion rate of $1.50 per share or 75% of the closing bid price of the Company's common stock at the time of issuance, whichever is lower. Interest is payable at maturity, or upon conversion on the notes, at 15% per annum. The notes are due on July 6, 2000. At the time of issuance of such notes, the Company recorded $233,333 for the value of the beneficial common stock conversion feature as an increase to additional paid-in capital, with a corresponding charge to operations for interest, as these notes were immediately convertible. Costs and fees related to this offering amounted to $151,787. The effective interest rate on this note is approximately 42% per annum.

On or about September 1, 1998, the Company issued 15% convertible notes in the principal amount of $1,000,000, as part of the termination of the sale of land located in Monterey, California in fiscal 1997 (see Note 5). The principal amount of the note is convertible into shares of the Company's common stock at a conversion rate of $1.50 per share, or 75% of the closing bid price of the Company's common stock at the time of issuance, whichever is lower. Interest is payable quarterly on the notes at 15% per annum. The notes are due on September 1, 2000. At the time of the issuance of such notes, the Company recorded approximately $340,000 for the beneficial common stock conversion feature as an increase to additional paid-in capital, with a corresponding charge to operations for interest as these notes were immediately convertible. The Company incurred a cancellation fee totaling $200,000 which was charged to operations. The effective interest rate on this note is approximately 32% per annum.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities located in Costa Mesa, Dallas, New York, Sherman Oaks and Denver, under operating leases from unrelated third parties that expire at various dates, ranging from one to three years. The Company also has various equipment leases that expire at various dates ranging from one to four years. Rental expense for the years ended September 30, 1998 and 1997, was $497,994 and $155,022, respectively.

Minimum future annual rental payments under the lease agreements are summarized as follows:

   Years Ending
   September 30
-------------------

       1999                     $  418,954
       2000                        360,616
       2001                        369,356
       2002                        204,813
       2003                         23,557
                                ----------

                                $1,377,296
                                ==========

Capital Leases

The Company acquired part of its equipment and furniture under capital lease obligations. The economic substance of the capital lease agreements is that the Company finances the acquisition by making monthly payments over a thirty-six to forty-eight month period. The assets are reflected as part of property and equipment.

The future annual minimum lease payments under capitalized leases and the present value of the net minimum lease payments are as follows:

                       EMB CORPORATION AND SUBSIDIARIES

    Years Ending
    September 30
---------------------

        1999                  $ 243,809
        2000                    231,932
        2001                    184,395
        2002                     14,321
                              ---------
                                674,457

Less - Interest                (203,894)
                              ---------
                                470,563

Less current portion           (129,520)
                              ---------
Long-term portion             $ 341,043
                              =========

Litigation

On or about November 17, 1998, the Company settled a lawsuit with a prior lessor of rental space. Under the terms of the judgement the Company is required to pay $176,000 plus interest of 4.2% on the unpaid portion, plus the plaintiff's attorney fees amounting to $10,000. Such amounts have been included in accrued liabilities at September 30, 1998. In fiscal 1999, the Company has paid $5,500 in connection with this obligation.

On or about August 17, 1999 a judgement of $129,519 was entered against the Company. The suit was with a prior purchaser of loans who had requested that the Company repurchase a loan due to underwriting deficiencies made by the Company.

The Company is involved in certain claims and legal proceedings in which monetary damages and other relief are sought. In some cases, the Company is vigorously contesting these claims. However, these claims are preliminary, and their ultimate outcome cannot presently be predicted. In other cases, the Company has settled or agreed to such demands. The majority of these claims were already reflected as a liability in the financial statements due to services provided or goods received prior to the claim. In any event, it is the opinion of management that any liability of the Company for claims or proceedings will not materially affect its financial position.

See Note 17 for additional subsequent events.

NOTE 13 - SHAREHOLDERS' EQUITY

General

The Company amended its Articles of Incorporation on May 21, 1996, which authorized the issuance of 35,000,000 shares of capital stock; 30,000,000 shares are no par value common stock and 5,000,000 shares are preferred stock. The preferred stock may be divided into and issued in one or more series.

                       EMB CORPORATION AND SUBSIDIARIES

From time to time, the Board of Directors have approved the issuance of common stock for services and assets. The Company follows a policy of using the closing bid price or the average closing bid prices near the transaction closing date, less a discount of approximately 15% for transferability restrictions, to estimate the fair value of the services or assets received. In rare cases, the Company uses the value of the assets received.

Series A, Convertible Preferred Stock

In August 1997, the Company designated 1,066,666 shares of its authorized preferred stock as Series A, 8% Convertible Preferred Stock (the "A Preferred"). The Company sold a total of 648,648 shares of A Preferred for $1,009,000 (at $1.85 per share), net of fees and commissions of $191,000 in a private placement that was consummated in August 1997. As additional consideration, the Company issued warrants to purchase 150,000 shares of the Company's common stock at an initial exercise price of $1.85 per share. The A Preferred has a stated value of $1.85 and is entitled to receive cumulative dividends at an annual rate of $0.148 per share (rate of 8% per annum), payable quarterly when and if declared by the Board of Directors and is convertible, at any time at the option of the holder, into shares of the Company's common stock at a conversion price equal to the lesser of (a) $1.85 per share or (b) 75% of the average closing bid price of the common stock during the five trading days immediately preceding such conversion. In the event of any noticed conversion of the A Preferred at a conversion price of less than $1.125 per common share, the Company may, at its option, redeem the shares of the A Preferred, in whole or in part, at an amount equal to 117% of the purchase price of the holder's A Preferred plus an amount equal to accrued and unpaid dividends, if any, to (and including) the date fixed for redemption, whether or not earned or declared. Each share of A Preferred is entitled to vote on any matter submitted to the shareholders as if the A Preferred had been converted into common stock, and each share has a liquidation Preference equal to $2.16.

On December 31, 1997, the Company repurchased 486,486 A Preferred shares in connection with the issuance of B Preferred (see below). The effective price of the redemption was $2.57 per share. The Company increased its Accumulated Deficit totaling $493,297 as reflected in the accompanying statement of stockholders' equity, based on the difference between the original purchase price and the repurchase price. In the fourth quarter of fiscal 1998, holders of 54,865 shares of A Preferred elected to convert their interests into 182,214 shares common stock, as provided under the terms of the A Preferred. At September 30, 1998, the Company had 107,297 shares of its A Preferred outstanding with a carrying value of $166,465. Subsequent to September 30, 1998, the holders elected to convert 93,784 shares of A Preferred into 741,960 shares of common stock.

Series B, Convertible Preferred Stock

Effective December 31, 1997, the Company issued 175,000 shares of Series B, 10% Convertible Preferred Stock (the "B Preferred") for $2.00 per share or $350,000, and issued 500,000 shares of B Preferred for the repurchase of 486,486 shares of its outstanding A Preferred.

Series B Preferred has a stated value of $2.00 per share and is entitled to receive cumulative dividends at an annual rate of $0.16 per share (rate of 10% per annum), payable quarterly when and if declared by the Board of Directors and is convertible, at any time at the option of the holder, into shares of the Company's common stock at a conversion price equal to the lesser of (a) $1.50 per share or (b) 75% of

                       EMB CORPORATION AND SUBSIDIARIES
the average closing bid price of the common stock during the five trading days immediately preceding such conversion. In the event of any noticed conversion of the B Preferred at a conversion price of less than $1.125 per common share then the Company may, at its option, redeem the shares of the B Preferred, in whole or in part, at an amount equal to 117% of the purchase price of the holder's B Preferred plus an amount equal to accrued and unpaid dividends, if any, to (and including) the date fixed for redemption, whether or not earned or declared. Each share of B Preferred is entitled to vote on any matter submitted to the shareholders as if the B Preferred had been converted into common stock, and each share has a liquidation Preference equal to $2.375.

As additional consideration for the issuance of the B Preferred, the Company issued warrants to purchase 400,000 shares of the common stock of the Company exercisable at $2.375 per share. The estimated fair value of these warrants, based on the Black-Scholes valuation model, amounted to $74,800 and, accordingly, the Company charged Accumulated Deficit and increased Additional Paid-in Capital in the accompanying statement of stockholders equity. In connection with the issuance of the B Preferred shares in fiscal 1998, the Company recorded $225,000 for the beneficial common stock conversion feature to Additional Paid-in Capital and a corresponding charge to Accumulated Deficit in the accompanying statement of stockholders' equity. Total fees incurred in connection with the B Preferred amounted to approximately $68,250.

During the fourth quarter of fiscal year 1998, certain holders of B Preferred elected to convert 175,000 shares into 350,000 shares of common stock, as entitled under the terms of the B Preferred. At September 30, 1998, the Company had 500,000 shares of B Preferred outstanding with a carrying value of $931,750. Subsequent to September 30, 1998, the holders of 402,500 shares of B Preferred elected to convert into 3,023,224 shares of common stock as provided under the terms of the Preferred B.

Common Stock

In fiscal 1997, the Company issued shares of common stock to certain officers and employees valued at $101,278 for services rendered.

In fiscal 1997, the Company issued shares of common stock to certain unrelated parties valued at $1,456,903, for services rendered.

During the first quarter of 1998, the Company issued 405,000 shares of common stock, valued at $610,875, in connection with its master funding commitment.

During fiscal 1998, the Company issued 1,434,000 shares of common stock to various non-affiliated persons or entities as consideration for consulting services pursuant to various consulting agreements between the Company and those persons or entities. The value of such transactions amounted to $2,311,897 and was charged to operations in fiscal 1998

For additional common stock transactions in fiscal 1998, refer to Note 3 for acquisitions of businesses, Note 11 for conversion of the 8% convertible notes and above for conversion of certain A Preferred and B Preferred shares.

Common Stock Purchase Warrants

                       EMB CORPORATION AND SUBSIDIARIES

The following table summarizes common stock warrant activity during the years ended September 30, 1998 and 1997:

                                                     1998                    1997
                                            ----------------------   --------------------

Beginning balance                                         212,500                108,750

Issued                                                    618,750                286,125
Exercised                                                       -               (182,375)
Expired                                                  (212,500)                     -
                                                         --------               --------

Ending balance                                            618,750                212,500
                                                         ========               ========

As of September 30, 1998, the exercise price of outstanding warrants range from $1.59 - $2.50 and expire at various times through December 2001. Also, see Note 17 for issuance of additional warrants to purchase common stock.

NOTE 14 - INCOME TAXES

At September 30, 1998, the Company had net operating loss carry-forwards for federal and state income tax purposes totaling approximately $12.6 million and $6.3 million, respectively, which for federal reporting purposes, begin to expire in 2009 and fully expire in 2013. For state purposes, the net operating loss carry-forwards begin to expire in 2000 and fully expire in 2002. The net deferred tax assets at September 30,1998, before considering the effects of the Company's valuation allowance amounted to approximately $4.7 million. The Company provided an allowance substantially all its net deferred tax assets since they are unlikely to be realized through future operations. The valuation allowance for net deferred tax assets increased approximately $2.0 million and $1.3 million during the years ended September 30, 1998 and 1997, respectively. The Company's provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           1998                 1997
                                                                    -------------------   ----------------

Cash paid for interest ad income taxes:
 Interest                                                                  $    65,437          $   18,506
 Income taxes                                                                        -               1,600

Non-cash investing and financing transactions:
 Capital lease obligations incurred for property and equipment                 430,555                   -
 Common stock issued (canceled) for investment                              (1,137,500)          1,137,500
   in joint venture
 Conversion of notes into common stock, net of                                 390,320                   -
   of unamortized debt issue costs of $109,680
 Common stock issued for acquisition of ICI                                    684,000                   -
 Common stock issued for acquisition of PHG                                    191,000                   -
 Common stock issued for acquisition of ATC                                    171,000                   -

                       EMB CORPORATION AND SUBSIDIARIES

 Common stock issued for master funding agreement                              610,875                   -
 Common stock issued for services rendered in connection                       273,000                   -
   with capital raising activities
 Warrants issued in connection with capital raising activities                 192,981                   -
 Value of beneficial common stock conversion features                          958,333                   -
 Common stock issued for services                                          $ 2,311,897          $1,032,778

The Company acquired all the capital stock of ICI, PHG and ATC for common stock issued at a value of $1,146,000, in conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired                         $ 3,065,229
     Value of common stock issued for capital stock         (1,046,000)
                                                           -----------
      Liabilities assumed                                  $ 2,019,229
                                                           ===========

NOTE 16 - RETIREMENT PLAN

The Company adopted a 401(k) retirement plan effective August 1, 1997. As of the adoption date, the plan covers all employees who are at least 21 years of age. Thereafter, an employee must have four months of service and be at least 21 years of age to be eligible. Under the plan, the employees may contribute up to 15% of their compensation. The Company holds the right to make a discretionary contribution. There were no contributions to the plan made by the Company for the years ended September 30, 1998 and 1997.

NOTE 17 - SUBSEQUENT EVENTS

On October 23, 1998, the Company entered into a joint venture with Equicomm Corporation ("ECC"), for the purposes of providing financial services and guarantees for the benefit of licensed long distance data and voice telecommunications carriers. The Company issued 450,000 shares of its common stock valued at $292,842 in connection with the joint venture.

During December 1998, the Company terminated the majority of the employees of EMB Mortgage due to the reduction of operations of EMB Mortgage. In most cases the employees were not given their final wages upon termination. There have been various claims made by these employees and the labor board has taken action against the Company. These amounts have been accrued in fiscal 1999.

On May 7, 1999, the Company entered into a stock purchase agreement whereby it has agreed to purchase all of the outstanding shares of capital stock of AMRES in exchange for 2,000,000 shares of the Company's common stock fairly valued at $1,567,230. Pursuant to such agreement the shareholder of AMRES received options to purchase the Company's common stock at various exercise prices. 1,250,000 options were issued on the date of acquisition, exercisable at 110% of the fair market value of the stock the week prior to close or $0.85 per share. These options expire on May 31, 2002. Additionally, 500,000 options will be granted every June 1 from the year 2000 to 2003. The exercise price of these options starts at $1.50 for the first yearly grant, and increases by $0.50 every issuance thereafter to a maximum price of $3.00 per share. The options vest each year as described above and expire three years from the grant date. The Company estimated the aggregate value of such warrants at $1,442,500 and will be included as additional purchase price. The agreement was accounted for under the purchase method with the excess of the fair value over the net assets acquired of $2,943,413 allocated to goodwill.

On May 7, 1999, the Company entered into a stock purchase agreement whereby it has agreed to purchase all of the outstanding shares of capital stock of RMC in exchange for 600,000 shares of the Company's common stock fairly valued at $470,169. The agreement was accounted for under the purchase method with the excess of the fair value over the net assets acquired of $470,169 allocated to goodwill.

                       EMB CORPORATION AND SUBSIDIARIES

In fiscal 1999, the Company issued 8,699,000 shares valued at $5,065,197 for various services rendered by consultants for marketing, regulatory, legal and financial advisory services.

Also see Note 13 for discussion of certain conversions of A Preferred and B Preferred into common stock.