Form 10QSB
period 1998-12-31
EMB CORP
filed 1999-11-12
CIK 1017797

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549


                                  Form 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    ncorporation or organization)


        3200 Bristol Street, Eighth Floor, Costa Mesa, California  92626
        ----------------------------------------------------------------
                   (Address of principal executive offices)

                                (714) 437-0738
                                --------------
                          (Issuer's telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes [_]   No [_]

Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 27,640,955 as of November 1, 1999.

Transitional Small Business Disclosure Format (Check One):  Yes [_]  No [X]

                        PART I - FINANCIAL INFORMATION



     Item 1.  Financial Statements

                       EMB CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               December 31, 1998
                                  (unaudited)


                                    ASSETS
Current assets:
   Cash                                                          $    130,000
   Restricted cash                                                     68,992
   Accounts receivable, net                                           375,950
   Mortgage loans held for sale                                     9,132,754
   Other current assets                                               272,067
                                                                 ------------
       Total current assets                                         9,979,763

Property and equipment, net                                         1,254,324
Related party receivable                                              502,763
Land held for sale                                                    843,000
Investment in joint venture                                           292,842
Goodwill, net                                                         926,262
Other assets                                                          147,860
                                                                 ------------
                                                                 $ 13,946,814
                                                                 ============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                              $  1,558,951
   Line of credit                                                   9,134,564
   Accrued expenses                                                   728,899
   Payroll taxes payable                                            2,360,630
   Related party payable                                              442,801
   Current portion of notes payable                                   635,920
   Current portion of capital lease obligation                        134,497
   Other current liabilities                                          146,242
                                                                 ------------
       Total current liabilities                                   15,142,504

Capital lease obligations, net of current portion                     180,753
Notes payable, net of current portion                                  75,000
Convertible notes payables                                          1,700,000
                                                                 ------------
       Total liabilities                                           17,098,257
                                                                 ------------

Shareholders' deficit:
   Series A convertible preferred stock, no par value;
     5,000,000 shares authorized, 84,594 shares issued and
     outstanding                                                      131,185
   Series B convertible preferred stock, no par value;
     shares authorized, 500,000 shares issued and
     outstanding                                                      931,750
   Common stock, no par value; 30,000,000 shares
     authorized, 11,608,945 shares issued and outstanding          12,420,720
   Accumulated deficit                                            (16,635,098)
                                                                 ------------
       Total shareholders' deficit                                 (3,151,443)
                                                                 ------------
                                                                 $ 13,946,814
                                                                 ============


          See accompanying notes to consolidated financial statements

                         EMB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
             For the Three Months Ended December 31, 1998 and 1997



                                                                      1998             1997
                                                                   ----------        ----------
                                                                           (unaudited)
Revenues -
 Loan origination and other fees, net of commitment fees           $ 3,493,990       $1,180,443

Operating expenses:

 Loan origination costs, commissions and other fees                  1,981,483          476,682
 General and administrative                                          2,874,506        1,590,737
                                                                   ------------      ----------
                                                                     4,855,989        2,067,419
                                                                   ------------      ----------
Loss from operations                                                (1,361,999)        (886,976)

Other income (expense):
 Interest income (expense)                                             (99,766)         384,858
 Other                                                                    (241)          38,867
                                                                   -----------       ----------

                                                                      (100,007)         423,725
                                                                   ------------      ----------
Net loss                                                           $(1,462,006)      $ (463,251)
                                                                   ============      ==========

Basic and dilutive earnings per common share                            $(0.13)          $(0.06)
                                                                   ============      ==========

          See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT of SHAREHOLDERS' DEFICIT

                  For the Three Months Ended December 31, 1998
                                  (unaudited)


                      Series A Convertible    Series B Convertible
                           Preferred               Preferred               Common Stock          Accumulated    Shareholders'
                      Shares       Amount      Shares     Amount       Shares       Amount         Deficit         Deficit
                     ---------   ----------   --------   ---------   ----------   -----------   -------------   --------------
Balances, September
 30, 1998             107,297     $166,465     500,000    $931,750   10,550,308   $11,749,076   $(15,173,092)     $(2,325,801)
Shares issued
 for services
 and settlements            -            -           -           -      481,263       343,511              -          343,511
Shares issued
 in connection
 with joint
 venture                    -            -           -           -      450,000       292,842              -          292,842
Shares issued
 for conversion
 of A preferred       (22,703)     (35,280)          -           -      127,374        35,280              -                -
Net loss                    -            -           -           -            -             -     (1,462,006)      (1,462,006)
                      -------     --------    --------   ---------   ----------   -----------   ------------      -----------

Balances, December
 31, 1998              84,594     $131,185     500,000    $931,750   11,608,945   $12,420,709   $(16,635,098)     $(3,151,454)

                                    See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
             For the Three Months Ended December 31, 1998 and 1997

                                                           1998            1997
                                                        -----------    ------------
                                                                (unaudited)
Cash flows from operating activities:
 Net loss                                               $(1,462,006)   $   (463,251)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
    Common stock issued for services                        343,511               -
    Related party note payable issued for services                -          38,866
    Depreciation and amortization                            76,840          19,625
     Changes in operating assets and liabilities:
     Accounts receivable                                   (122,927)        (95,984)
     Notes receivable                                             -        (319,407)
     Mortgage loans held for sale                         5,397,834     (14,291,756)
     Other current assets                                    83,272         323,473
     Other assets                                           (30,755)              -
     Accounts payable                                       777,607         704,455
     Accrued liabilities                                    251,699         155,691
     Payroll taxes payable                                  354,236               -
     Other liabilities                                     (388,788)     (2,422,652)
                                                        -----------    ------------

 Net cash provided by (used in) operating activities      5,280,523     (16,350,940)
                                                        -----------    ------------

Cash flows from investing activities:
 Purchases of property and equipment                        (47,761)       (389,957)
 Cash received from acquisitions                             16,607               -
 Proceeds from sale of land held for investment                   -         422,867
                                                        -----------    ------------

 Net cash used in investing activities                      (31,154)         32,910
                                                        -----------    ------------

Cash flows from financing activities:
 Proceeds (Repayments) on line of credit, net            (5,423,849)     16,078,269
 Payments under capital lease obligations                  (155,313)              -
 Proceeds from issuance of notes payable                    326,354         418,832
 Proceeds from related party borrowings                     108,478               -
 Proceeds from issuance of Preferred                              -         350,000
                                                        -----------    ------------

 Net cash provided by financing activities               (5,144,330)     16,847,101
                                                        -----------    ------------

Net increase in cash                                        105,039         529,071

Cash at beginning of period                                  24,961          61,409
                                                        -----------    ------------

Cash at end of period                                   $   130,000    $    590,480
                                                        ===========    ============

          See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Three Months Ended December 31, 1998

NOTE 1.  BASIS OF PRESENTATION:

Unaudited Interim Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of EMB Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the three months ended December 31, 1998 and 1997, respectively. These consolidated financial statements include the accounts of EMB Corporation and its subsidiary companies (together "the Company").

Going Concern

Through December 31, 1998 and continuing in fiscal 1999, the Company has
incurred significant losses.   At December 31, 1998, the Company has a working
capital deficit of $5.2 million, which includes approximately a $2.4 million liability to federal and state agencies for employee and employer payroll taxes. The Company dramatically reduced its operation on or about December 22, 1998 to significantly reduce the losses from operations. The Company has been relatively inactive in fiscal 1999. Management is currently funding its operations through loans from affiliates and/or officers. The Company requires immediate proceeds from a financing or from the sale of its land to meet its current obligations. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey County, California. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net losses.

Information in this report should be read in conjunction with the Company's consolidated financial statements as stated in its report on Form 10-KSB for the fiscal year ended September 30, 1998. The accompanying financial information is not necessarily indicative of the results for the year ended September 30, 1999.

NOTE 2.  LOSS PER COMMON SHARE

Basic and dilutive loss per common share is based on the weighted average number of common shares outstanding during the period. Outstanding options and warrants have not been included in the calculation of the weighted average shares outstanding since their effects are anti-dilutive.

                        EMB CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Three Months Ended December 31, 1998

NOTE 3 - WAREHOUSE LINE OF CREDIT

The Company had an agreement with a national lender whereby the lender extended a $25 million warehouse line of credit to the Company solely for the purpose of funding residential mortgage loans. Interest was charged based on the lender's referenced prime rate plus 0.5% per annum. The outstanding balance on December 31, 1998, was $9.1 million and during the second quarter of 1999, the obligation was fully satisfied upon termination of the agreement.

The Company also had a master commitment with such lender totaling $150 million during fiscal 1998 which was subsequently increased to $500 million. The master commitment allowed the Company to fund loans of jumbo and conforming residential first and second mortgages, and sell the loans to the lender. The master loan commitment was terminated concurrently with the warehouse line of credit above.

NOTE 4.  SHAREHOLDERS' DEFICIT

During the three months ended December 31, 1998, certain holders of the Series A Convertible Preferred and Series B Convertible Preferred elected to convert certain of their interests into common stock. As a result, the Company had 84,594 of its Series A Convertible Preferred Stock and 500,000 shares of its Series B Convertible Preferred Stock issued and outstanding as of December 31, 1998.

During the three month period ended December 31, 1998 the Company issued 481,263 shares of common stock valued at $343,511 to certain consultants and advisors for services provided.

NOTE 5.  SUBSEQUENT EVENTS

Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998, for events subsequent to December 31, 1998.

                          PART II - OTHER INFORMATION

ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

In fiscal 1998 the Company expanded its mortgage banking operations through its acquisition of Investment Consultants, Inc. ("ICI"). In fiscal 1999, the Company ceased its mortgage banking operations of EMB and divested itself of ICI due to an economic downturn in the mortgage banking industry. Later in fiscal 1999, the Company recommenced its mortgage banking operations through acquisitions of American Residential Funding ("AMRES") and Residential Mortgage Corporation ("RMC"). Effective September 1999, EMB Mortgage was no longer in operation.

LOAN ORIGINATIONS AND PURCHASES

The Company decreased its funded mortgage loan volume to $72,894,881 during the three month period ended December 31, 1998, as compared to $82,198,522 for the three month period ended December 31, 1997, representing a decrease of 11%. This decrease in mortgage loan volume appears to be continuing primarily due to the general downturn of the mortgage industry in December 1998.

RESULTS OF OPERATIONS

Three months ended December 31,1998 compared with three months ended December 31,1997:

Mortgage loan revenues, net of commitment fees, increased 196% to $3,493,990 in the three month period ended December 31, 1998, from $1,180,443 in 1997. Revenues were generated primarily from loan processing and resale of mortgage loans. The increase in revenues was (1) attributable to the expansion of the Company's marketing activities outside the State of California and (2) the sale of loans funded during the three month ended September 30, 1998, which amounted to $101,208,959. This was an increase of $34,316,138 from the prior year's three months ended September 30, 1997.

Loan origination costs, commissions and other fees increased 316% to $1,981,483 during the three months ended December 31, 1998 versus 1997, and such costs represented 57% and 40% of revenues, respectively. The increase in these expenses is due to the increase in loan mortgage activity in 1998 versus 1997.

General and administrative expenses increased 81% to $2,874,706 in the three month period ended December 31, 1998 from $1,590,737 in 1997. This increase is principally attributable to increased activity in its mortgage loan processing business, an increase in employees, the costs of establishing six (6) additional mortgage loan offices and certain consulting expenses. Included in general and administrative expenses are consulting fees satisfied through the issuance of common stock amounting to $343,511 and $160,875 during the three months ended December 31, 1998 and 1997, respectively.

Interest expense net of interest income for the three months ended December 31, 1998 was $99,766, this is attributable to interest on convertible notes and other notes payable. Interest income net of interest expense for the three months ended December 31, 1997 was $384,858. This income was from the first installment payment on the Monterey land sale being received in fiscal 1998. This sale was rescinded later in fiscal 1998.

The net loss was $1,462,006 during the three month period ended December 31, 1998, as compared with a loss of $463,251 during the same period of 1997, due primarily to the increase of the Company's expansion into various markets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources have historically been provided by cash from financing activities, primarily from the sale of its preferred stock and warrants, and through convertible debt instruments and warrants. Due to the extended losses incurred by the Company, its cash was being depleted rapidly from operations. At December 31, 1998, the Company had a working capital deficit of $5.2 million. The Company reduced its operation on or about December 22, 1998 to significantly reduce the losses and cash flows from operations. The Company began originating loans through its acquisition of AMRES in May 1999. AMRES is originating approximately $17 million in loans per month. Management is currently funding its operations through loans from affiliates and/or officers. No cash flows have been generated through the sale of common or preferred stock, or convertible debt securities in fiscal 1999 and management does not believe such capital will be available to them. Management currently believes its sole source of repayment of its obligations will come from the sale of its land in Monterey County, California. There are no assurances that the sale will be completed, if at all. The Company has been in negotiations, however, no reasonable offers have been tendered to management. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.   LEGAL PROCEEDINGS

In December 1998, the Company settled a lawsuit with a prior lessor of rental space. Under the terms of the judgement the Company is required to pay $176,000 plus interest of 4.2% on the unpaid portion, plus the plaintiffs attorney fees amounting to $10,000. Such amounts have been included in accrued liabilities at December 31, 1998. In fiscal 1999, the Company has paid $5,500 in connection with this obligation.

During December 1998, the Company terminated the majority of their employees due to ceasing of operations of EMB Mortgage. In most cases the employees were not given their final wages upon termination. There have been various claims made by these employees and the labor board has taken action against the Company. These amounts have been accrued during the three month period ended December 31, 1998.

No additional legal proceedings occurred during the fiscal quarter ended December 31,1998.

ITEM 3.   CHANGES IN SECURITIES

None

ITEM 4.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended December 31, 1998.

ITEM 6.   OTHER INFORMATION.

Not applicable.

ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits. - None

  (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EMB CORPORATION

Date:  November 12, 1999        By:  /s/ JAMES E. SHIPLEY
                                     -------------------------------------------
                                     James E. Shipley
                                     Director, President and Principal Financial
                                     and Accounting Officer

Date:  November 12, 1999        By:  /s/ WILLIAM V. PERRY
                                     -------------------------------------------
                                     William V. Perry
                                     Director and Executive Vice President

Date:  November 12, 1999        By:  /s/ MICHAEL P. ROTH
                                     -------------------------------------------
                                     Michael P. Roth
                                     Director