Form 10QSB
period 1999-03-31
EMB CORP
filed 1999-11-12
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

          [_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                        COMMISSION FILE NUMBER:  1-11883

                                EMB CORPORATION

                    (EXACT NAME OF SMALL BUSINESS ISSUER AS
                           SPECIFIED IN ITS CHARTER)

              HAWAII                                   95-3811580
              ------                                   ----------

 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

        3200 BRISTOL STREET, EIGHTH FLOOR, COSTA MESA, CALIFORNIA  92626
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (714) 437-0738
                                 --------------
                          (ISSUER'S TELEPHONE NUMBER)

                                 NOT APPLICABLE

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

     CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE
  DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY COURT. YES [_] NO X

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 27,640,955 SHARES AT
NOVEMBER 1, 1999

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES [_]  NO [X]

                        EMB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999
                                  (unaudited)

                                ASSETS
Current assets:
   Restricted cash                                             $     68,992
   Mortgage loans held for sale                                     540,327
   Other current assets                                             463,939
                                                               ------------
       Total current assets                                       1,073,258

Property and equipment, net                                         621,796
Related party receivable                                             61,810
Land held for sale                                                  843,000
Goodwill                                                            111,002
Investment in joint venture                                         292,842
Other assets                                                        130,326
                                                               ------------
                                                               $  3,134,034
                                                               ============

                  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                            $  1,488,702
   Warehouse line of credit                                         500,000
   Accrued liabilities                                              739,904
   Payroll taxes payable                                          2,538,998
   Related party payable                                            180,786
   Notes payable, current                                           885,182
   Capital lease obligation                                         247,200
   Other current liabilities                                        128,400
                                                               ------------
       Total current liabilities                                  6,709,172

Notes payable, net of current portion                                75,000
Convertible notes payables                                        1,700,000
                                                               ------------
       Total liabilities                                          8,484,172

Shareholders' deficit:
   Series A convertible preferred stock, no par value;
     13,513 shares issued and outstanding                            20,725
   Series B convertible preferred stock, no par value;
     497,500 shares issued and outstanding                          927,100
   Common stock, no par value; 30,000,000 shares
     authorized,16,300,755 shares issued and outstanding         13,870,306
   Accumulated deficit                                          (20,168,269)
                                                               ------------
       Total shareholders' deficit                               (5,350,138)
                                                               ------------
                                                               $  3,134,034
                                                               ============

          See accompanying notes to consolidated financial statements

                         EMB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT of OPERATIONS

           For the Three and Six Months Ended March 31, 1999 and 1998



                                           Three Months         Three Months           Six Months           Six Months
                                        ------------------   -------------------   ------------------   ------------------
                                               1999                 1998                  1999                 1998
                                        ------------------   -------------------   ------------------   ------------------
                                                      (unaudited)                                (unaudited)
Revenues -
 Loan origination and other fees,           $   1,172,778           $ 2,866,501          $ 4,666,768          $ 4,046,944
  net of commitment fees

Operating expenses:

 Loan origination costs, commissions              590,113             1,725,211            2,571,596            2,201,893
  and other fees
 General and administrative                     4,018,060             3,230,518            6,963,543            4,821,255
                                            -------------           -----------          -----------          -----------
                                                4,608,173             4,955,729            9,535,139            7,023,148
                                            -------------           -----------          -----------          -----------
Loss from operations                           (3,435,395)           (2,089,228)          (4,868,371)          (2,976,204)

Other income (expense):

 Interest income                                    5,624                39,329               12,484              424,187
 Interest expense                                 (32,905)              (77,354)            (139,531)             (77,354)
 Other                                                  -                     -                  241               38,867
                                            -------------           -----------          -----------          -----------
                                                  (27,281)              (38,025)            (126,806)             385,700
                                            -------------           -----------          -----------          -----------
Net loss                                     $ (3,462,676)          $(2,127,253)         $(4,995,177)         $(2,590,504)
                                            =============           ===========          ===========          ===========

Basic and dilutive loss per common
 share                                       $       (.17)          $     (0.23)          $     (.16)         $     (0.31)
                                            =============           ===========          ===========          ===========

          See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT of SHAREHOLDERS' DEFICIT

                    For the Six Months Ended March 31, 1999
                                  (unaudited)


                Series A Convertible     Series B Convertible
                   Preferred                Preferred                Common Stock            Accumulated     Shareholders'
                Shares       Amount      Shares       Amount       Shares       Amount         Deficit         Deficit
                ---------   ----------   ---------   ----------   ----------   -----------   -------------   --------------

Balances,
September
 30, 1998        107,297    $ 166,465     500,000     $931,750    10,550,308   $11,749,076   $(15,173,092)     $(2,325,801)
Shares issued
 for services          -            -           -            -     4,535,263     1,677,998              -        1,677,998
Shares issued
 in connection
 with joint
 venture               -            -           -            -       450,000       292,842              -          292,842
Shares issued
 for conversion
 of A
 preferred       (93,784)    (145,740)          -            -       741,960       145,740              -                -
Shares issued
 for conversion
 of B preferred                            (2,500)      (4,650)       23,224         4,650              -                -
Net loss               -            -           -            -             -             -     (4,995,177)      (4,995,177)
                 -------    ---------     -------     --------    ----------   -----------   ------------    -------------

Balances,
 March 31, 1999   13,513    $  20,725     497,500     $927,100    16,300,755   $13,870,306   $(20,168,269)     $(5,350,138)


          See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT of CASH FLOWS
               For the Six Months Ended March 31, 1999 and 1998



                                                                                 1999                   1998
                                                                             -------------           ------------
                                                                                         (unaudited)
Cash flows from operating activities:
 Net loss                                                                    $ (4,495,177)           $(2,590,504)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
    Common stock issued for services                                            1,677,998              1,773,866
    Provision for write off of goodwill and
       ICI severance agreement                                                    828,211                      -
    Provision for impairment of property and equipment                            500,000                      -
    Amortization of common stock issued for debt financing                        105,500                      -
    Depreciation and amortization                                                 147,331                 46,575
     Changes in operating assets and liabilities:
     Accounts receivable                                                           13,010               (125,233)
     Notes receivable                                                                   -               (189,427)
     Mortgage loans held for sale                                              12,677,178             (7,276,336)
     Other current assets                                                        (125,766)            (3,215,660)
     Other assets                                                                  50,851                      -
     Accounts payable                                                             820,003                406,474
     Accrued liabilities                                                          262,704                807,765
     Payroll taxes payable                                                        619,148                      -
     Other liabilities                                                           (279,630)             1,028,789
                                                                             ------------            -----------
 Net cash used in operating activities                                         12,301,361             (9,333,691)
                                                                             ------------            -----------

Cash flows from investing activities:
 Purchases of property and equipment                                              (61,671)              (376,784)
                                                                             ------------            -----------
 Net cash used in investing activities                                            (61,671)              (376,784)
                                                                             ------------            -----------

Cash flows from financing activities:
 Proceeds (Repayments) on line of credit, net                                 (12,716,722)             7,499,000
 Payments under capital lease obligations                                        (223,363)               127,164
 Proceeds from issuance of convertible and other notes payable                    577,791                735,359
 Proceeds from related party borrowings                                            78,249                      -
 Proceeds from issuance of  A and B Preferred                                           -                350,000
 Issuances to officers                                                             19,394                      -
 Common stock issued in subsidiary acquisitions                                         -              1,730,000
                                                                             ------------            -----------
 Net cash provided by financing activities                                    (12,264,651)            10,441,523
                                                                             ------------            -----------

Net increase in cash                                                              (24,961)               731,048

Cash at beginning of period                                                        24,961                 95,409
                                                                             ------------            -----------
Cash at end of period                                                        $          -            $   826,457
                                                                             ============            ===========

          See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Six Months Ended March 31, 1999


NOTE 1.  BASIS OF PRESENTATION

Unaudited Interim Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of EMB Corporation and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the six months ended March 31, 1999 and 1998 respectively. These consolidated financial statements include the accounts of EMB Corporation and its subsidiary companies (together "the Company").

Information in this report should be read in conjunction with the Company's consolidated financial statements as stated in its report on Form 10-KSB for the fiscal year ended September 30, 1998. The accompanying financial information is not necessarily indicative of the results for the year ended September 30, 1999.

Going Concern

Through March 31, 1999 and continuing in fiscal 1999, the Company has incurred
significant losses.   At March 31 1999, the Company has a working capital
deficit of $5.6 million, which includes approximately a $2.5 million liability to federal and state agencies for employee and employer payroll taxes. The Company dramatically reduced its operation on or about December 22, 1998 to significantly reduce the losses from operations. The Company has been relatively inactive in fiscal 1999. Management is currently funding its operations through loans from affiliates and/or officers. The Company requires immediate proceeds from a financing or from the sale of its land to meet its current obligations. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey County, California. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain 1998 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

NOTE 2.  ACQUISITION RESCISSION

Effective December 31, 1997, the Company consummated a stock purchase agreement to acquire all of the issued and outstanding capital stock of ICI in exchange for the issuance of 400,000 shares of the Company's common stock fairly valued at $684,000. The agreement was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $732,376 allocated to goodwill.

Pursuant to this agreement, if, as of the close of the business day eighteen months following closing of this transaction, the aggregate fair market value of the Shares is less than $2,000,000, ICI could elect one of two options. ICI could have either elected that additional common shares be issued equivalent to the difference between the sum of $2,000,000 and the aggregate fair market value of the Shares, or rescind the transaction. On March 13, 1999, the Company and ICI rescinded the stock purchase agreement, whereby the Company would forfeit the 400,000 shares of common stock issued in connection with the

                        EMB CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Six Months Ended March 31, 1999

original agreement. Accordingly, the Company charged operations for unamortized goodwill totaling $631,126 in fiscal 1999.

NOTE 3.  LOSS PER COMMON SHARE

Basic and dilutive loss per common share is based on the weighted average number of common shares outstanding during the period. Outstanding options and warrants have not been included in the calculation of the weighted average shares outstanding since their effects are anti-dilutive.


NOTE 4. - WAREHOUSE LINE OF CREDIT

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

NOTE 5.  SHAREHOLDERS' DEFICIT

During the six months ended March 31, 1998, certain holders of the Series A convertible preferred and Series B convertible preferred elected to convert certain of their interests into common stock. As a result, the Company had 13,513 of its Series A convertible preferred stock and 497,500 shares of its Series B convertible preferred stock issued and outstanding as of March 31, 1999.

During the three and six months ended March 31, 1999, the Company issued 3,720,000 and 4,535,263 shares of common stock valued at $1,334,487 and $1,677,998, respectively, to certain consultants and advisors for services provided.

NOTE 6.  SUBSEQUENT EVENTS

Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998, for events subsequent to March 31, 1999.

                          PART II - OTHER INFORMATION

ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

In fiscal 1998, the Company expanded its mortgage banking operations through its acquisition of Investment Consultants, Inc. ("ICI"). In fiscal 1999, the
Company ceased its mortgage banking operations of EMB and divested itself of ICI due to an economic downturn in the mortgage banking industry. Later in fiscal 1999, the Company recommenced its mortgage banking operations through acquisitions of American Residential Funding ("AMRES") and Residential Mortgage Corporation ("RMC"). EMB Mortgage is no longer in operation.

LOAN ORIGINATIONS AND PURCHASES

The Company decreased its funded mortgage loan volume to approximately $80,000,000 during the six month period ended March 31, 1999, as compared to $182,599,396 for the six month period ended March 31, 1998, representing a decrease of 56%. This decrease is principally attributable to the ceasing of operations of EMB Mortgage.

RESULTS OF OPERATIONS

Three months ended March 31,1999 compared with three months ended March 31,1998:

Mortgage loan revenues, net of commitment fees, decreased 41% to $1,172,778 in the three month period ended March 31, 1999 from $2,866,501 in 1998. Revenues were generated primarily from loan processing and resale of mortgage loans. The decrease in revenues was attributable to the ceasing of operations of EMB Mortgage.

Cost and organization, commissions and other costs decreased to $590,113 in the three month period ended March 31, 1999 from $1,725,211 in 1998. This decrease is principally attributable to the ceasing of operations of EMB Mortgage.

General and administrative expenses increased to $4,018,060 in the three month period ended March 31,1999 from $3,230,518 in 1998. This increase is principally attributable to (1) expenses related to the issuance of common stock for various consulting and financing services, (2) the write off of goodwill in association with the ICI acquisition rescission.

In addition, during the current quarter the Company evaluated it assets for impairment due to the significant decline in operations. As a result of this the Company recorded a $500,000 provision for these assets in the current quarter.

The net loss was $3,462,676 during the three month period ended March 31, 1999, as compared with a loss of $2,127,253 during the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources have historically been provided by cash from financing activities, primarily from the sale of its preferred stock and warrants, and through convertible debt instruments and warrants. Due to the extended losses incurred by the Company, its cash was being depleted rapidly from operations. At March 31, 1999, the Company had a working capital deficit of $5.6 million. The Company reduced its operation on or about December 22, 1998 to significantly reduce the losses and cash flows from operations. The Company has been relatively inactive during the current fiscal year. Management is currently funding its operations through loans from affiliates and/or officers. No cash flows have been generated through the sale of common or preferred stock, or convertible debt securities in fiscal 1999 and management does not believe such capital will be available to them. Management currently believes its sole source of repayment of its obligations will come from the sale of its land in Monterey County, California. There are no assurances that the sale will be completed, if at all. The Company has been in negotiations, however, no reasonable offers have been tendered to management. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 1999, the Company has notes payable to unrelated parties in the total amount of approximately $960,182. There are no assurance that the this remaining indebtedness will be paid from its cash flow from the sale of the Company's land located in Monterey or an equity of debt financing.

ITEM 2.   LEGAL PROCEEDINGS

During December 1998, the Company terminated the majority of their employees due to ceasing of operations of EMB Mortgage. In most cases the employees were not given their final wages upon termination. There have been various claims made by these employees and the labor board has taken action against the Company. These amounts were accrued during the three month period ended December 31, 1998.

No additional legal proceedings occurred during the fiscal quarter ended March 31,1999.

ITEM 3.   CHANGES IN SECURITIES

None

ITEM 4.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 1999.

ITEM 6.   OTHER INFORMATION.

Not applicable.

ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits. - None

  (b) Reports on Form 8-K. On or about January 26, 1999 the Company filed Form 8-K which disclosed the resignation of Corbin & Wertz as its independent auditors and the appointment of Mckennon, Wilson & Morgan, LLP, as its independent auditors.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EMB CORPORATION


Date:  November 12, 1999  By:  /s/ James E. Shipley
                               --------------------

                               James E. Shipley
                               Director, President and Principal Financial and Accounting Officer


Date:  November 12, 1999  By:  /s/ William V. Perry
                               --------------------

                               William V. Perry
                               Director and Executive Vice President


Date:  November 12, 1999  By:  /s/ Michael P. Roth
                               -------------------

                               Michael P. Roth
                               Director