Form 10QSB
period 1999-06-30
EMB CORP
filed 1999-11-12
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

          [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
  SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY COURT. YES [_] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 27,640,955 SHARES AT NOVEMBER 1, 1999.

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES [_] NO [X]

                        EMB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 1999
                                  (unaudited)

                                                ASSETS
Current assets:
   Cash                                                                                  $    115,978
   Restricted cash                                                                             68,992
   Accounts receivable, net of allowance of $0                                                424,669
   Mortgage loans held for sale                                                               500,000
   Other current assets                                                                       216,334
                                                                                         ------------
       Total current assets                                                                 1,325,973

Property and equipment, net                                                                   588,803
Related party receivable                                                                       61,810
Land held for sale                                                                            843,000
Goodwill, net of accumulated amortization of $56,333                                        3,492,382
Investment in joint venture                                                                   292,842
Other assets                                                                                  265,963
                                                                                         ------------
                                                                                         $  6,870,773
                                                                                         ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                      $  1,577,978
   Line of credit                                                                             500,000
   Accrued expenses                                                                           817,542
   Payroll taxes payable                                                                    2,686,405
   Related party payable                                                                      530,736
   Current portion of notes payable                                                         1,146,700
   Current portion of capital lease obligation                                                209,154
   Other current liabilities                                                                  128,500
                                                                                         ------------
       Total current liabilities                                                            7,597,015

Notes payable, net of current portion                                                          75,000
Convertible notes payables.                                                                 1,700,000
                                                                                         ------------
       Total liabilities                                                                    9,372,015

Shareholders' deficit:
   Series A convertible preferred stock, no par value;
   5,000,000 shares authorized, 13,513 shares issued and
   outstanding                                                                                 20,725
   Series B convertible preferred stock, no par value;
   shares authorized, 97,500 shares issued and
   outstanding                                                                                183,100
   Common stock, no par value; 30,000,000 shares
   authorized, 24,250,755 shares issued and outstanding                                    19,984,754
   Accumulated deficit                                                                    (22,689,821)
                                                                                         ------------
       Total shareholders' deficit                                                         (2,501,242)
                                                                                         ------------
                                                                                         $  6,870,773
                                                                                         ============

                 See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT of OPERATIONS

           For the Three and Nine Months Ended June 30, 1999 and 1998



                                           Three Months         Three Months          Nine Months          Nine Months
                                        ------------------   -------------------   ------------------   ------------------
                                               1999                 1998                  1999                 1998
                                        ------------------   -------------------   ------------------   ------------------
                                            (unaudited)                               (unaudited)
Revenues -
 Loan origination and other fees,
  net of commitment fees                      $   406,923            $4,397,814          $ 5,073,691          $ 8,444,759

Operating expenses:

 Loan origination costs, commissions
  and other fees                                  301,942             2,453,338            2,873,538            4,655,231
 General and administrative                     2,553,707             1,823,526            9,517,295            6,634,781
                                              -----------            ----------          -----------          -----------
                                                2,855,649             4,276,864           12,390,833           11,290,012
                                              -----------            ----------          -----------          -----------
Income (loss) from operations                  (2,448,726)              120,950           (7,317,042)          (2,845,253)

Other income (expense):

 Interest income                                        -                 2,157               12,484              426,344
 Interest expense                                 (88,281)               (9,891)            (227,812)             (87,245)
 Other                                             15,500                     -               15,741               38,867
                                              -----------            ----------          -----------          -----------
                                                  (72,781)               (7,734)            (199,587)             377,966
                                              -----------            ----------          -----------          -----------
Net income (loss)                             $(2,521,507)           $  113,216          $(7,516,729)         $(2,467,287)
                                              ===========            ==========          ===========          ===========
Basic and dilutive earnings per
 common share                                      $(0.10)                $0.01               $(0.42)              $(0.29)
                                              ===========            ==========          ===========          ===========

       See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT of SHAREHOLDERS' DEFICIT

                    For the Nine Months Ended June 30, 1999
                                  (unaudited)


                          Series A Convertible     Series B Convertible
                               Preferred                Preferred                Common Stock          Accumulated    Shareholders'
                          Shares       Amount      Shares       Amount       Shares       Amount         Deficit         Deficit
                         ---------   ----------   ---------   ----------    ----------  -----------   -------------   -------------

Balances, September
 30, 1998                  107,297   $  166,465     500,000    $ 931,750    10,550,308  $11,749,076   $ (15,173,092)  $  (2,325,801)
Shares issued for
 services                        -            -           -            -     6,885,263    3,568,547               -       3,568,547
Shares issued in
 connection with joint
 venture                         -            -           -            -       450,000      292,842               -         292,842
Shares issued in
 connection with
 acquisition of AMRES            -            -           -            -     2,000,000    1,567,230               -       1,567,230
Shares issued in
 connection with
 acquisition of RMC              -            -           -            -       600,000      470,169               -         470,169
Value of warrants
 issued in connection
 with Acquisition of
 AMRES                           -            -           -            -             -    1,442,500               -       1,442,500
Shares issued for
 conversion of A
 preferred                 (93,784)    (145,740)          -            -       741,960      145,740               -               -
Shares issued
 for conversion of
 B preferred                                       (402,500)    (748,650)    3,023,224      748,650               -               -
Net loss                         -            -           -            -             -            -      (7,516,729)     (7,516,729)
                         ---------    ---------    --------    ---------    ----------  -----------    ------------   -------------

Balances,
June 30, 1999               13,513    $  20,725      97,500    $ 183,100    24,250,755  $19,984,754    $(22,689,821)  $  (2,501,242)


             See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                For the Nine Months Ended June 30, 1999 and 1998

                                                                              1999                   1998
                                                                      --------------------   --------------------
                                                                                                 (unaudited)
Cash flows from operating activities:
 Net loss                                                                    $ (7,516,729)          $ (2,467,287)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Common stock issued for services                                            3,568,547              2,481,704
    Provision for write-off of goodwill and settlement of ICI                     828,211                      -
    Provision for impairment of property and equipment                            500,000                      -
    Amortization of common stock issued for debt financing                        150,500                      -
    Depreciation and amortization                                                 258,384                 71,998
     Changes in operating assets and liabilities:
     Accounts receivables                                                          (6,647)               143,243
     Mortgage loans held for sale                                              12,717,505            (15,149,853)
     Employee advances                                                                  -                 70,667
     Inventory                                                                          -                 31,880
     Other current assets                                                         (34,049)              (363,833)
     Other assets                                                                 (84,212)                     -
     Accounts payable                                                             698,232                (57,350)
     Accrued liabilities                                                          211,841                519,925
     Payroll taxes payable                                                        766,555                      -
     Other liabilities                                                           (151,130)               398,103
                                                                             ------------           ------------
 Net cash used in operating activities                                         11,907,008            (14,322,803)
                                                                             ------------           ------------
Cash flows from investing activities:
 Purchases of property and equipment                                              (94,482)              (856,721)
 Cash received from acquisition                                                    61,567                      -
 Issuance of notes receivable                                                           -               (358,587)
                                                                             ------------           ------------
 Net cash used in investing activities                                            (32,915)            (1,215,308)
                                                                             ------------           ------------
Cash flows from financing activities:
 Proceeds (Repayments) on line of credit, net                                 (12,716,722)            15,149,853
 Payments under capital lease obligations                                        (261,409)              (141,444)
 Proceeds from issuance of notes payable                                          714,309                735,359
 Payments on borrowings                                                                 -                (28,881)
 Proceeds from related party borrowings                                           480,746                      -
 Proceeds from issuance of  Preferred                                                   -                350,000
                                                                             ------------           ------------
 Net cash provided by financing activities                                    (11,783,076)            16,064,887
                                                                             ------------           ------------
Net increase in cash                                                               91,017                526,776

Cash at beginning of period                                                        24,961                 61,409
                                                                             ------------           ------------
Cash at end of period                                                        $    115,978           $    588,185
                                                                             ============           ============

          See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                For the Nine Months Ended June 30, 1999 and 1998

NOTE 1.  BASIS OF PRESENTATION:

Unaudited Interim Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of EMB Corporation and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the three months ended June 30, 1999 and 1998 respectively. These consolidated financial statements include the accounts of EMB Corporation and its subsidiary companies (together "the Company").

Going Concern

Through June 30, 1999 and continuing in fiscal 1999, the Company has incurred significant losses. At June 30 1999, the Company has a working capital deficit of $6.3 million, which includes approximately a $2.7 million liability to federal and state agencies for employee and employer payroll taxes. The Company dramatically reduced its operation on or about December 22, 1998 to significantly reduce the losses from operations. The Company has been relatively inactive in fiscal 1999. Management is currently funding its operations through loans from affiliates and/or officers. The Company requires immediate proceeds from a financing or from the sale of its land to meet its current obligations. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey County, California. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain 1998 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended September 30, 1998.

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

                        EMB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                For the Nine Months Ended June 30, 1999 and 1998

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

NOTE 4.  SHAREHOLDERS' DEFICIT

During the nine months ended June 30, 1998, certain holders of the Series A convertible preferred and Series B convertible preferred elected to convert certain of their interests into common stock. As a result, the Company had 13,513 of its Series A convertible preferred stock and 97,500 shares of its Series B convertible preferred stock issued and outstanding as of June 30, 1999.

During the three and nine months ended June 30, 1999, the Company issued 2,450,000 and 6,885,263 shares of common stock valued at $1,890,549 and $3,568,547, respectively, to certain consultants and advisors for services provided.

NOTE 5.  SIGNIFICANT AGREEMENTS

On May 7, 1999, the Company entered into a stock purchase agreement whereby it has agreed to purchase all of the outstanding shares of capital stock of American Residential Funding ("AMRES") in exchange for 2,000,000 shares of the Company's common stock fairly valued at $1,567,230. In addition, the Company issued warrants to purchase an aggregate of 3,250,000 shares of common stock at amounts ranging from $0.85 to $3.00 per share. These warrants were valued at $1,442,500 and included as additional purchase consideration. The agreement was accounted for under the purchase method with the excess of the fair value over the net assets acquired of $2,943,413 allocated to goodwill.

On May 7, 1999, the Company entered into a stock purchase agreement whereby it has agreed to purchase all of the outstanding shares of capital stock of Residential Mortgage Corp ("RMC") in exchange for 600,000 shares of the Company's common stock fairly valued at $470,169. The agreement was accounted for under the purchase method with the excess of the fair value over the net assets acquired of $470,169 allocated to goodwill.

NOTE 6.  SUBSEQUENT EVENTS

Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998, for events subsequent to June 30, 1999.

                          PART II - OTHER INFORMATION

ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

In fiscal 1998, the Company expanded its mortgage banking operations through its acquisition of Investment Consultants, Inc. ("ICI"). In fiscal 1999, the Company ceased its mortgage banking operations of EMB and divested itself of ICI due to an economic downturn in the mortgage banking industry. Later in fiscal 1999, the Company recommenced its mortgage banking operations through acquisitions of AMRES and RMC. EMB Mortgage is no longer in operation.

LOAN ORIGINATIONS AND PURCHASES

The Company decreased its funded mortgage loan volume to approximately $80,000,000 during the nine month period ended June 30, 1999, as compared to $329,848,538 for the nine month period ended June 30, 1998, representing a decrease of 76%. This decrease in mortgage loan volume appears to be continuing primarily due to the cessation of the operations of EMB Mortgage.

RESULTS OF OPERATIONS

Three months ended June 30,1999 compared with three months ended June 30,1998:

Mortgage loan revenues, net of commitment fees, decreased 91% to $406,923 in the three month period ended June 30,1999 from $4,397,814 in 1998. Revenues were generated primarily from loan processing and resale of mortgage loans. The decrease in revenues was attributable to the ceasing of operations of EMB Mortgage and the rescission of the Investment Consultants acquisition.

General and administrative expenses increased to $2,553,707 in the three month period ended June 30,1999 from $1,823,526 in 1998. This increase is principally attributable to expenses related to the issuance of common stock for various consulting and financing services during the current period.

The net loss was $2,521,507 during the three month period ended June 30, 1999, as compared with net income of $113,216 during the same period of 1998, due primarily due to the Company ceasing the operations of EMB Mortgage.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources have historically been provided by cash from financing activities, primarily from the sale of its preferred stock and warrants, and through convertible debt instruments and warrants. Due to the extended losses incurred by the Company, its cash was being depleted rapidly from operations. At June 30, 1999, the Company had a working capital deficit of $6.3 million. The Company reduced its operation on or about December 22, 1998 to significantly reduce the losses and cash flows from operations. The Company has been relatively inactive during the current fiscal year. Management is currently funding its operations through loans from affiliates and/or officers. No cash flows have been generated through the sale of common or preferred stock, or convertible debt securities in fiscal 1999 and management does not believe such capital will be available to them. Management currently believes its sole source of repayment of its obligations will come from the sale of its land in Monterey County, California. There are no assurances that the sale will be completed, if at all. The Company has been in negotiations, however, no reasonable offers have been tendered to management. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 1999, the Company has notes payable to unrelated parties in the total amount of approximately $1,221,700. There are no assurance that the this remaining indebtedness will be paid from its cash flow from the sale of the Company's land located in Monterey County or an equity of debt financing.

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

No additional legal proceedings occurred during the fiscal quarter ended June 30,1999.

ITEM 3.   CHANGES IN SECURITIES

None

ITEM 4.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 1999.

ITEM 6.   OTHER INFORMATION.

Not applicable.

ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits - Financial Data Schedule

  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1999.

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