Form 10KSB40
period 1999-09-30
EMB CORP
filed 2000-01-13
CIK 1017797

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
   1934 for the fiscal year ended September 30, 1999

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

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

          The issuer's revenues for its most recent fiscal year: $2,904,127

          The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1999:
                    Common stock, no par value:  $3,420,991

          The number of shares of the registrant's common stock outstanding as of December 31, 1999: 28,140,955 shares

          Documents incorporated by reference: Certain exhibits to the Forms 10-KSB for the fiscal years ended September 30, 1996, September 30, 1997 and September 30, 1998, and the Registration Statement on Form SB-2 (File No. 333-21719) and amendments thereto of the registrant are incorporated herein by reference.

          Transitional Small Business Disclosure Format:

                      Yes _______               No    X
                                                     ---

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

          As of September 30, 1999, the principal business of the Company was the origination and processing of residential mortgages. Mortgages originated by the Company, through its wholly owned subsidiary, American Residential Funding, Inc. ("AMRES") were primarily brokered to various mortgage lenders. The Company also engaged in the origination and processing of commercial mortgage loans.

          As of October 1, 1998, the Company, through its wholly owned subsidiary, EMB Mortgage Corporation ("EMB Mortgage"), originated loans through its executive office in Costa Mesa, California, and through its branch offices located in Sherman Oaks, California, Denver, Colorado, Dallas, Texas and Daytona Beach, Florida. The Company's strategy of originating, as compared to purchasing, a substantial portion of its loan volume resulted in the generation of origination fees, service release fees, and other fees which were the principal source of revenue to the Company. The Company sold all of its mortgage loans, and did not retain any servicing rights.

          Beginning in July 1998, the Company had begun to consolidate its operations in order to reduce overhead costs and to strengthen its quality control of the loans being underwritten and funded by the Company. Between July 1998 and September 30, 1998, the Company closed its branch offices in Las Vegas, Nevada, Houston, Texas and Ft. Lauderdale, Florida.

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

          Sales and Marketing. As of October 1, 1998, the Company marketed and sold its mortgage banking services primarily through a direct sales force based in Costa Mesa, California. The Company's sales and marketing organization consisted of approximately 25 employees as of October 1, 1998. As of October 1, 1998, the Company had regional marketing representatives based in California, Colorado, Connecticut, Florida, Nevada, Texas and Connecticut. To support its sales force, the Company conducts a number of marketing programs, which includes public relations, telemarketing, seminars, and trade shows.

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

Item 2.    Description of Property.
           -----------------------

          Executive Offices. The Company currently leases its executive offices located at 3200 Bristol, 8/th/ Floor, Costa Mesa, California 92626. The lease covers approximately 15,000 square feet at a monthly rental of approximately $20,394 per month. The rental obligation increases to $21,851 per month commencing in May 2000. The lease expires in 2002. The Company believes that its new facilities are in excess of its current needs, however, management believes that these premises will be suitable for its intended operations.

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

Item 3.   Legal Proceedings.
          -----------------

          On or about November 17, 1998, the Company entered into a Stipulated Judgment in the matter of Yamaichi International (America) Inc., vs. EMB
                          ----------------------------------------------
Corporation, USDC, Southern District of New York, Case No. 98-7152 (DLC). The
-----------
lawsuit arose out of the obligation of the Company to pay rent for its branch corporate office in New York City. The total amount of the judgment was $186,000. As of September 30, 1999, the Company has paid approximately $7,100 toward the judgment.

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

          The Company and Joseph K. Brick are currently engaged in litigation, Joseph K. Brick vs. EMB Corporation, Circuit Court, Seventh Judicial District,
-----------------------------------
Volusia County, Florida, Case no. 99-30669 CICI. The Company has filed a Motion to dismiss the complaint for failure to state a cause of action and for lack of jurisdiction. If granted, the Company intends to initiate proceedings against Mr. Brick and others in the State of California.

          In September 1999, the Company entered into a Stipulation for Judgment in the matter of Southern Pacific Thrift & Loan vs. EMB Corporation, et al.,
                 -----------------------------------------------------------
Orange County, California Superior Court, Case no. 807620. The case arose out
-------------
of money due IMPAC Warehouse Lending Group, Inc., on a pledge account towards the warehouse line of credit in favor of EMB Mortgage Corporation. The agreement provides for payment by the Company to Southern Pacific Thrift & Loan of the sum of $100,431.13. At present the Company has paid $25,000.00 toward such sum.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

               No matters were submitted during the fourth quarter of the fiscal year ended September 30, 1999, of the Company.

                                    PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.
               --------------------------------------------------------

               Market for Common Equity. The Common Stock of the Company is
               ------------------------
currently quoted in the over-the-counter market on the electronic bulletin board maintained by the National Association of Securities Dealers, Inc. under the symbol "EMBU".

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

Fiscal Year Ended September 30, 1998:
------------------------------------
1st Quarter...............................         $  3.25         $  1.75
2nd Quarter...............................         $2.5156         $1.2031
3rd Quarter...............................         $1.6250         $ .8125
4th Quarter...............................         $1.4062         $ .6562

Fiscal Year Ended September 30, 1999:
------------------------------------
1st Quarter...............................         $   .20         $   .44
2nd Quarter...............................         $   .84         $   .21
3rd Quarter...............................         $  2.69         $   .63
4th Quarter...............................         $  2.47         $   .59

(1) The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales significantly impact the market.

          On December 31, 1999, the closing bid and asked prices of the Common Stock of the Company were $0.22 bid and $0.24 asked per share. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 1999, there were approximately 19 broker-dealers publishing quotes for the Common Stock of the Company.

          As of December 31, 1999, there were 28,140,955 shares of Common Stock issued and outstanding which were held by approximately 692 holders of record; 13,514 shares of 8% Series A Convertible Preferred Stock held by one owner of record which are not traded in any market; and 97,500 shares of 10% Series B Convertible Preferred Stock held by one owner of record which are not traded in any market.

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

          On January 13, 1999, the Company's independent accountants, Corbin & Wertz of Irvine, California resigned. At the time of their resignation, Corbin & Wertz had not prepared any reports nor rendered any other services for the Company. At no time during the engagement of Corbin & Wertz as independent accountants for the Company were there any disagreements, whether or not resolved, on any matter of accounting principles or practices, financial statement or disclosure or auditing scope or procedure. Disclosure of this resignation was first contained, together with the response and concurrence of Corbin & Wertz to this disclosure, in Form 8-K filed with the Securities and Exchange Commission on or about January 26, 1999.

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
          --------------------------------------------------

     The directors and executive officers of the Company are as follows:

Name(1)(2)                        Age      Position
----------                        ---      --------
William V. Perry(3)(4)            75       Director, Executive Vice President
                                           and Secretary, and President of EMB
                                           Mortgage Corporation
Ann L. Petersen                   61       Director
James E. Shipley(3)(4)            63       Director, President and Principal
                                           Financial and Accounting Officer

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

          The background and principal occupations of each director and executive officer of the Company are as follows:

          Mr. Perry has been the Executive Vice President of the Company since April 29, 1996, and became a director of the Company on May 21, 1996. On December 16, 1999 he was appointed Secretary of the Company. He is also the Chairman of the Board and President of EMB Mortgage. From 1994 to March 20, 1999, he was a director and Vice President of Sterling Alliance Group, Ltd.
From 1990 to October 1993, he was a director and Vice President of Ameri-West Funding, Inc., engaged in residential, multi-family and commercial mortgages. From 1988 to 1990, Mr. Perry was the President of First Marine Mortgage Company. From 1985 to 1987, he was the Chief Financial Officer of Mobile Medical Group, Inc.; and was the Chief Financial Officer and a director of Oceanic Opera, Inc. from 1984 to 1985. From 1970 to 1984, Mr. Perry was engaged in the real estate brokerage business with several real estate brokerage companies. From 1962 to 1970, he was an electronics engineer with Lockheed Missile and Space Corporation. Mr. Perry graduated from Pacific States University in 1948 with a degree in electrical engineering.

          Mrs. Petersen became a director of the Company on November 25, 1992. She is a resident of Hawaii and has not been employed outside of the house since 1958. She attended Marquette University for two years.

          Mr. Shipley has been a director of the Company since January 15, 1996, and became the President of the Company on April 29, 1996. On March 1, 1999, he was elected Principal Financial and Accounting Officer. From 1993 to July 2, 1998 he was a director and President of Sterling Alliance Group, Ltd., an affiliate of the Company which sold substantially all of its assets and operations to the Company in exchange for Common Stock. He was the Managing Director of EMB Mortgage from October 1993 to April 1996. Mr. Shipley has served as the Managing Director of ERA Sterling Real Estate, a real estate brokerage firm, from 1987 to the present. Mr. Shipley received a Bachelor of Science degree from Eastern Illinois University in 1960.

          Compliance with Section 16(a) of Securities Exchange Act of 1934. To the best of the knowledge of the Company, its directors, officers and 10% beneficial owners have filed all reports in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 1999.

Item 10.  Executive Compensation.
          ----------------------

          The following table sets forth the compensation required to be reported pursuant to Item 402 of Regulation S-B. No other executive officer or director of the Company received compensation in excess of $100,000 during its fiscal year ended September 30, 1999. In addition, the Chief Executive Officer, James E. Shipley, did have not other compensation required to be reported other than that set forth herein.

                           SUMMARY COMPENSATION TABLE

 Name and Principal Position         Fiscal Year       Salary
 ---------------------------         -----------       ------
James E. Shipley, CEO                   1997           $     0
                                        1998           $45,000
                                        1999           $     0

          Compensation Committee. The Compensation Committee of the Board of Directors is comprised of Messrs. James E. Shipley and William V. Perry. The Committee makes decisions regarding the Company's employee stock plan and makes decisions concerning salaries and incentive compensation for the executive officers, employees and consultants of the Company.

          1996 Stock Option, SAR and Stock Bonus Plan. The Company has reserved shares of Common Stock for issuance under the Company's 1996 Stock Option, SAR and Stock Bonus Plan (the "Plan"), as amended. At September 30, 1999, no options or stock bonuses covering shares of Common Stock had been granted and issued under the Plan to any employees, officers or directors. During fiscal year 1999, the Company issued 3,964,000 shares of common stock as stock bonuses in consideration of various consulting agreements with third parties, and as payment for legal fees and costs incurred by the Company. These stock bonuses were issued pursuant to that certain Registration Statement on Form S-8 which became effective on January 30, 1998. During fiscal year 1999, a total of 3,500,000 options to purchase Common Stock were issued in connection with certain acquisition agreements. The members of the Stock Option Committee that administer the Plan are presently James E. Shipley and William V. Perry.

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

          Board Compensation. Directors of the Company may be compensated by the Company for meeting attendance by a monthly directors' fee of $2,000, and are entitled to reimbursement for their travel expenses. From time to time, directors who are not employees of the Company will receive grants of options to purchase the Company's Common Stock or stock bonuses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding capital stock of the Company as of September 30, 1999, are as follows:

                                                 Shares         Percent of
      Management                               Beneficially     Outstanding
    Shareholders(1)                              Owned(1)          Stock
    ---------------                              --------          -----
William V. Perry............................     290,470(2)            1.10%
 3200 Bristol, 8/th/ Floor
 Costa Mesa, California 92626
Ann L. Petersen.............................       6,250               0.02%
 Star Route 5080
 Keaau, Hawaii 96749
James E. Shipley............................     813,375(4)            3.08%
 3200 Bristol, 8/th/ Floor
 Costa Mesa, California 92626
Vincent Reinhart............................   2,600,000(3)            9.87%
 3200 Bristol, 8/th/ Floor
 Costa Mesa, California 92626

Directors and officers as a group
 (4) persons, including the above)...........   3,710,095              14.08%

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

     Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person the right to acquire within 60 days, such as warrants or options to purchase the Common Stock of the Company.

     (2) Represents shares of the Company owned by Win, Win, Solver Group, Inc., a corporation owned by Mr. Perry. It also includes 13,688 shares held by a trust of which Mr. Perry is the trustee. He is not a beneficiary of the trust, and disclaims any ownership of its securities.

     (3) Represents shares of the Company owned by AMRES Holdups, LLC, a corporation beneficiary owned by Mr. Reinhart. Mr. Reinhart is President of the Company's subsidiaries, American Residential Funding, Inc. and Residential Mortgage Corporation.

     (4) Represents shares of the Company owned by World Trends Financial, Ltd., a corporation beneficially owned by Mr. Shipley.

Security Ownership of Certain Beneficial Owners

     The following table sets forth information with respect to the beneficial ownership of each class of equity securities of the Company by each shareholder who beneficially owns more than five percent (5%) of each class of the Company's equity securities, the number of shares beneficially owned by each and the percent of such class of equity securities so owned of record as of September 30, 1999. The Company has three outstanding classes of equity securities:
Common Stock, Series A preferred stock and Series B preferred stock. It is believed by the Company that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.


         Name and Address                                 Amount and Nature
              Of                                            of Beneficial           Percent of Class of
         Beneficial Owner          Title of Class             Ownership              Equity Securities
        -----------------          --------------             ---------              -----------------
Sterling Alliance Group, Ltd. (1)      Common Stock             3,375,000                  12.81%
    575 Anton Blvd., Suite 300
    Costa Mesa, California 92626
AMRES Holdings, LLC                    Common Stock             2,600,000                   9.87%
   4425 Atlantic Ave., Ste. A-15
   Long Beach, California 90807
Millenco, L.P.                           8% Conv.                  13,514                    100%
   111 Broadway, 20/th/ Floor        Preferred Stock,
   New York, New York 10006              Series A
                                          10% Conv.                97,500                    100%
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

Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          Effective March 12, 1997, the Company issued a promissory note in the principal amount of $100,000 to James E. Shipley for advances made to the Company. The note bears interest at 7% per annum and is due on March 12, 1998. Mr. Shipley also made additional advances to the Company. As a result, the Company was indebted to Mr. Shipley in the amount of $108,195 as of September 30, 1999. In addition, World Trends Financial, Ltd., an entity controlled by James E. Shipley, has made advances to or on behalf of the Company. As of September 30, 1999, the Company was indebted to World Trends Financial, Ltd. in the amount of $806,013.

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

     10(k) Stock Purchase Agreement dated November 1, 1997, regarding acquisition of Investment Consultants, Inc., is incorporated herein by reference to Exhibit 10(k) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

     10(l) ICI Master Commitment to purchase loans under ConformPlus program dated October 21, 1997 is incorporated herein by reference to Exhibit 10(l) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

     10(m) ICI Master Commitment to purchase second deed trust mortgage deeds dated September 12, 1997 is incorporated herein by reference to
           Exhibit 10(m) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

     10(n) ICI Master Commitment to purchase jumbo and conforming residential mortgages dated September 4, 1997 is incorporated herein by reference to Exhibit 10(n) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

     10(o) Master agreement for sale of mortgages with ContiMortgage Corporation is incorporated herein by reference to Exhibit 10(o) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

     10(p) Sale agreement for purchase of mortgage loans with the Mortgage
           Authority, Inc. dated April 3, 1997 is incorporated herein by reference to Exhibit 10(p) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

     10(q) Mortgage loan Seller/Servicer Agreement with First Union National
           Bank of North Carolina dated March 16, 1997 is incorporated herein by reference to

           Exhibit 10(q) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

     10(r) Mortgage Purchase Agreement with Resource Bancshares Mortgage Group,
           Inc. dated March 10, 1997 is incorporated herein by reference to
           Exhibit 10(r) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

     10(s) Stock Purchase Agreement with Linda K. Gregg dated November 1, 1997, regarding agreement of Preferred Holding Group, Incorporated is incorporated herein by reference to Exhibit 10(s) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

     21.1 Description of the subsidiaries of the Registrant is incorporated by reference to Exhibit 21.1 to Form 10-KSB report of the Registrant for the period ended September 30, 1998 filed on November 8, 1999.

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

Date:  January 13, 2000


By:  /s/ James E. Shipley                  /s/ William V. Perry
   --------------------------              -------------------------------------
     James E. Shipley                      William V. Perry
     Director, President and Principal     Director and Executive Vice President
     Financial and Accounting Officer