Form 10QSB
period 1999-12-31
EMB CORP
filed 2000-02-22
CIK 1017797

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1999

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

                                (714) 437-0738
                            ----------------------
                          (Issuer's telephone number)

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

Yes  [_]   No  [_]

Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 29,290,955 as of February 15, 2000.

Transitional Small Business Disclosure Format (Check One):  Yes [_]   No [X]

                       EMB CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               December 31, 1999
                                  (unaudited)

                                        ASSETS
Current assets:
   Cash                                                                                 $    133,652
   Restricted cash                                                                            68,992
   Accounts receivable, net of allowance of $0                                             3,604,987
   Mortgage loans held for sale                                                                    0
   Other current assets                                                                    1,845,039
                                                                                        ------------
       Total current assets                                                                5,652,670

Property and equipment, net                                                                1,035,817
Related party receivable                                                                      49,310
Land held for sale                                                                           843,000

Goodwill, net of accumulated amortization                                                    575,056

Investment in joint venture                                                                  292,842
Other Assets                                                                               1,003,990

Total Assets                                                                            $  9,452,685
                                                                                        ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                     $  1,849,789
   Line of credit                                                                                  0
   Accrued expenses                                                                          470,855
   Payroll taxes payable                                                                   2,442,466
   Related party payable                                                                   1,181,269
   Current portion of notes payable                                                          604,546
   Current portion of capital lease obligation                                                13,497
                                                                                        ------------

       Total current liabilities                                                           6,562,422

Capital lease obligations, net of current portion                                            141,168
Notes payable, net of current portion                                                      1,049,095
Convertible notes payables                                                                 1,700,000
                                                                                        ------------
       Total liabilities                                                                   9,452,685

Shareholders' deficit:
   Series A convertible preferred stock, no par value;                                        20,725
   5,000,000 shares authorized, 13,513 shares issued and outstanding

Series B convertible preferred stock, no par value;
   shares authorized, 97,500 shares issued and outstanding                                   183,100

Common stock, no par value; 30,000,000 shares
   authorized, 28,140,955 shares issued and outstanding                                   21,038,404
   Accumulated deficit                                                                   (19,887,727)
                                                                                        ------------
       Total shareholders' deficit                                                        (1,354,502)
                                                                                        ------------
Total Liability and Shareholders' Equity                                                $  9,452,685
                                                                                        ============

         See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT of OPERATIONS
             For the Three Months Ended December 31, 1999 and 1998

                                                            Three Months       Three Months
                                                            ------------       ------------
                                                                1999               1998
                                                                ----               ----
                                                             (Unaudited)        (Unaudited)
                                                             -----------        -----------
Revenues -
 Loan origination and other fees, net of
    commitment fees                                          $ 1,374,504        $ 3,493,990

Operating expenses:

  Loan origination costs, commissions and
    other fees                                                   989,492          1,981,483

  General and administrative                                   1,674,847          2,874,506
                                                             -----------        -----------
                                                               2,664,339          4,855,989
                                                             -----------        -----------

Income (loss) from operations                                 (1,289,835)        (1,361,999)

Other income (expense):

  Interest income                                                  6,746            (99,766)
  Interest expense                                                (2,975)
  Other                                                           (5,771)              (241)
                                                             -----------        -----------

                                                                  (2,000)          (100,007)
                                                             -----------        -----------

Net income (loss)                                            $(1,291,835)       $(1,462,006)
                                                             ===========        ===========

Basic and dilutive earnings per common
 share                                                       $     (0.05)       $     (0.13)
                                                             ===========        ===========

         See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT of SHAREHOLDERS' DEFICIT

                  For the Three Months Ended December 31, 1999
                                  (unaudited)


             Series A Convertible   Series B Convertible
                  Preferred              Preferred               Common Stock          Accumulated    Shareholders'
              Shares     Amount     Shares      Amount       Shares       Amount         Deficit         Deficit
              ------     ------     ------      ------       ------       ------         -------         -------

Balances,      13,513     $20,725    97,500     $183,100   26,340,955   $20,038,904   ($18,595,892)     ($1,062,167)
September
30, 1999
Shares
issued
for
services
and
settlements         -           -         -            -    1,800,000       999,500              -          999,500



Net loss            -           -         -            -            -             -     (1,291,835)      (1,291,835)
             --------   ---------   -------   ----------   ----------   -----------     -----------      -----------

Balances,      13,513     $20,725    97,500     $183,100   28,140,955   $21,038,404   ($19,887,727)     ($1,354,502)
December
31, 1999

         See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
             For the Three Months Ended December 31 1999 and 1998

-------------------------------------------------------------------------------------------------------------
                                                                              1999                   1998
                                                                          -----------            ------------
-------------------------------------------------------------------------------------------------------------
                                                                           (unaudited)            (unaudited)
Cash flows from operating activities:
 Net loss                                                                 $(1,291,835)            $(1,462,006)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
    Common stock issued for services                                          999,500                 343,511
    Provision for write-off of goodwill and settlement of ICI                       -                       -
    Amortization of common stock issued for debt financing                          -                       -
    Depreciation and amortization                                              51,880                  76,840
     Changes in operating assets and liabilities:
     Accounts receivables                                                    (116,762)               (122,927)
     Mortgage loans held for sale                                                   -               5,397,834
     Employee advances                                                        (10,350)                      -
     Inventory                                                                      -                       -
     Other current assets                                                     (41,320)                 83,272
     Other assets                                                             (40,617)                (30,755)
     Accounts payable                                                         291,007                 777,607
     Accrued liabilities                                                      150,000                 251,699
     Payroll taxes payable                                                     59,512                 354,236
 Other liabilities                                                            (16,063)               (388,788)
                                                                          -----------            ------------

   Net cash used in operating activities                                       54,952               5,280,523
                                                                          -----------            ------------

Cash flows from investing activities:
 Purchases of property and equipment                                          (16,137)                (47,761)
 Cash received from acquisition                                                     -                  16,607
 Issuance of notes receivable                                                       -                       -
                                                                          -----------            ------------

 Net cash used in investing activities                                        (16,137)                (31,154)
                                                                          -----------            ------------

Cash flows from financing activities:
 Proceeds (Repayments) on line of credit, net                                       -              (5,423,849)
 Payments under capital lease obligations                                     (43,019)               (155,313)
 Proceeds from issuance of notes payable                                            -                 326,354
 Payments on borrowings                                                             -                 108,478
 Proceeds from related party borrowings                                        98,986                       -
 Proceeds from issuance of Preferred                                                -                       -

 Net cash provided by financing activities                                     55,917              (5,144,330)
                                                                          -----------            ------------

Net increase in cash                                                           94,732                 105,039

Cash at beginning of period                                                    38,920                  24,961
                                                                          -----------            ------------

-------------------------------------------------------------------------------------------------------------
Cash at end of period                                                     $   133,652             $   130,000
                                                                          ===========            ============
-------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements

NOTE 1.  BASIS OF PRESENTATION:

Unaudited Interim Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of EMB Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the three months ended December 31, 1999 and 1998, respectively. These consolidated financial statements include the accounts of EMB Corporation and its subsidiary companies (together "the Company").

Going Concern

Through December 31, 1999 and continuing in fiscal 2000, the Company has incurred significant losses. The Company dramatically reduced its operation on or about December 22, 1998 to significantly reduce the losses from operations. The Company has been relatively inactive in fiscal 1999. Management is currently funding its operations through loans from affiliates and/or officers. The Company requires immediate proceeds from a financing or from the sale of its land to meet its current obligations. Management has entered into an agreement to sell certain of its assets (See Note 5-Subsequent Events). Management is also seeking private equity and debt capital. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net losses.

Information in this report should be read in conjunction with the Company's consolidated financial statements as stated in its reports on Form 10-KSB for the fiscal years ended September 30, 1998 and September 30, 1999. The accompanying financial information is not necessarily indicative of the results for the year ended September 30, 1999.

NOTE 2.  LOSS PER COMMON SHARE

Basic and dilutive loss per common share is based on the weighted average number of common shares outstanding during the period. Outstanding options and warrants have not been included in the calculation of the weighted average shares outstanding since their effects are anti-dilutive.


NOTE 3 - WAREHOUSE LINE OF CREDIT

The Company, through its EMB Mortgage Corporation subsidiary, had an agreement with a national lender whereby the lender extended a $25 million warehouse line of credit to the Company solely for the purpose of funding residential mortgage loans. Interest was charged based on the lender's referenced prime rate plus 0.5% per annum. The outstanding balance on

December 31, 1998, was $9.1 million and during the second quarter of 1999, the obligation was fully satisfied upon termination of the agreement.

Also through its EMB Mortgage Corporation subsidiary, the Company also had a master commitment with such lender totaling $150 million during fiscal 1998 which was subsequently increased to $500 million. The master commitment allowed the Company to fund loans of jumbo and conforming residential first and second mortgages, and sell the loans to the lender. The master loan commitment was terminated concurrently with the warehouse line of credit above.

As of December 31, 1999, the Company's subsidiary, American Residential Funding, Inc., had warehouse lines of credit not exceeding $100,000.00

NOTE 4.  SHAREHOLDERS' DEFICIT

There were no conversions of the Company's Series A Convertible Preferred and Series B Convertible Preferred during the three months ended December 31, 1999. As a result, the Company had 13,514 of its Series A Convertible Preferred Stock and 97,500 shares of its Series B Convertible Preferred Stock issued and outstanding as of December 31, 1998.

During the three month period ended December 31, 1999 the Company issued 1,800,000 shares of common stock valued at $999,500 to certain consultants and advisors for services provided.

NOTE 5.  SUBSEQUENT EVENTS

On January 12, 2000, the Company entered into an agreement with e-Net Financial Corporation ("e-Net") whereby e-net will acquire certain assets of the Company, including all of the outstanding stock of the Company's subsidiaries, American Residential Funding, Inc. and Residential Mortgage Corporation. Refer to the Company's Form 8-K dated January 12, 2000 for further information concerning this agreement.

On February 3, 2000, the Company entered into an agreement to acquire all of the outstanding stock of Titus Real Estate Corporation ("Titus"). Titus owns a combination of non-operated working and royalty interests in 71 producing oil and gas wells located in the State of Oklahoma. The wells have been in production for at least 8 years. Based upon current oil prices, the production history of the wells and reserve reports which were disclosed to the Company, the Company projects receiving between $5,000 and $10,000 per month in net income for a minimum of 8-10 years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

     In fiscal 1998, the Company expanded its mortgage banking operations through its acquisitions of Investment Consultants, Inc. ("ICI") and Preferred Holding Group, Inc. ("PHG"). In fiscal 1999, the Company ceased its mortgage banking operations of EMB Mortgage Corporation and divested itself of ICI due to an economic downturn in the mortgage banking industry. Later in fiscal 1999, the Company recommenced its mortgage banking operations through acquisitions of American Residential Funding ("AMRES") and Residential Mortgage Corporation ("RMC"). Effective September 1999, EMB Mortgage was no longer in operation.

     At the time of its acquisition by the Company, AMRES operated four company-owned offices and licensed 10 Net Branch offices, all of which were located in Southern California. With respect to company-owned offices, AMRES pays all operational expenses and retains all of the income generated from that office.
A Net Branch differs in that AMRES entered into an agreement with an independent, third party mortgage or real estate broker, licensing it to use the AMRES name and to operate an AMRES-branded branch. The owner-manager of the Net Branch pays all expenses of the Net Branch, including a payment to AMRES of a pre-established fee for each closed mortgage loan. All net income is retained by and all net loss is borne by, the Net Branch owner-manager. The amount of the fee paid to AMRES varies depending upon the loan type and amount. In addition, AMRES receives various costs for associated with the loans which are charged to the borrower(s). As of December 31, 1999, AMRES had four Company owned offices located in Southern California. In addition, it had approximately 50 Net Branch offices which were located in Southern California, Hawaii, Arizona and Florida.

     Prior to its acquisition by the Company in May 1999, RMC had not actively engaged in business for approximately one year. The Company has been engaged in reactivating RMC's warehouse lines of credit of RMC and renewing RMC's approvals with the various government and government-affiliated lenders: FHA, VA, FNMA ("Fannie Mae") and FHLMC ("Freddie Mac"). The Company intends for RMC to operate as a traditional mortgage banker, funding loans brokered to it by AMRES and other independent mortgage brokers. In addition, the RMC currently operates an Internet-based, direct-to-consumer retail mortgage operation.

     Upon completion of the announced sale of both AMRES and RMC (see Note 5 to the Company's Consolidated Financial Statements, above) the Company intends to change the focus of its operations from a financial services company to a natural resources development company, through development of possible oil and water reserves associated with its real property located in Monterey County, California, and through acquisitions of other properties, including interests in producing oil and gas and/or water properties. (see Note 5 to the Company's Consolidated Financial Statements, above).

LOAN ORIGINATIONS AND PURCHASES

The Company decreased its funded mortgage loan volume to $39,000,000 during the three month period ended December 31, 1999. The prior year period is not comparable inasmuch as the prior year period pertained to the operations of EMB Mortgage Corporation and the current year period is for the operations of American Residential Funding, Inc.

RESULTS OF OPERATIONS

Three months ended December 31, 1999 compared with three months ended December 31,1998. It should again be noted that the prior year covers, primarily, operations of EMB Mortgage Corporation, which operated as wholesale mortgage banker in approximately 30 states, and the current year period is, primarily, for the operations of American Residential Funding, Inc. which is a Net Branch-based retail mortgage broker operating in only 4 states:

Mortgage loan revenues, net of commitment fees, decreased 60% to $1,374,504 in the three month period ended December 31, 1999, from $3,493,990 in 1998. Revenues were generated primarily from loan processing and resale of mortgage loans. The decrease of revenues is due to the change in business model as discussed in the foregoing paragraph.

Loan origination costs, commissions and other fees decreased 34% to $989,492 during the three months ended December 31, 1999 versus 1998, and such costs represented 72% and 43% of revenues, respectively. The increase in these expenses is due to the change in business model as discussed above.

General and administrative expenses decreased 42% to $1,674,847 in the three month period ended December 31, 1999 from $2,874,706 in 1997. This increase is principally attributable to the change in business model as discussed and a reduction in staff for the corporate operations of the Company. Included in general and administrative expenses are consulting fees satisfied through the issuance of common stock amounting to $990,500 and $343,511 during the three months ended December 31, 1999 and 1998, respectively.

Interest income net of interest expense for the three months ended December 31, 1999 was $3,771. Interest income net of interest expense for the three months ended December 31, 1998 was ($99,766).

The net loss was $1,291,835 during the three month period ended December 31, 1999, as compared with a loss of $1,466,871 during the same period of 1998, due primarily to a decreases of revenues resulting from the change in business model, as discussed above, but accompanied by a lesser percentage decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources have historically been provided by cash from financing activities, primarily from the sale of its preferred stock and warrants, and through convertible debt instruments and warrants. Due to the extended losses incurred by the Company, its cash was being depleted rapidly from operations. At December 31, 1998, the Company had a working capital deficit of $5.0 million. The Company reduced its operation on or about December 22, 1998 to significantly reduce the losses and cash flows from operations. The Company began originating loans through its acquisition of AMRES in May 1999. AMRES is originating approximately $17 million in loans per month. Management is currently funding its operations through loans from affiliates and/or officers. No cash flows have been generated through the sale of common or preferred stock, or convertible debt securities in fiscal 1999 and management does not believe such capital will be available to them. Management currently believes its sole source of repayment of its obligations will come from the sale of its AMRES and RMC subsidiaries.

There are no assurances that the sale will be completed, if at all. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On or about November 17, 1998, the Company entered into a Stipulated Judgment in the matter of Yamaichi International (America) Inc., vs. EMB
                          ----------------------------------------------
Corporation, USDC, Southern District of New York, Case No. 98-7152 (DLC).  The
-----------
lawsuit arose out of the obligation of the Company to pay rent for its branch corporate office in New York City. The total amount of the judgment was $186,000. As of December 31, 1999, the Company has paid approximately $7,100 toward the judgment.

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

     The Company and RMIC are currently engaged in litigation, Republic Mortgage
                                                               -----------------
Insurance Corporation and RMIC Corporation vs. EMB Mortgage Corporation, Forsyth
-----------------------------------------------------------------------
County, North Carolina Superior Court, Civil Action No. 98 CVS 11380 and a judgment was filed in favor of RMIC in April 1999. This lawsuit arises out of fees allegedly owed RMIC by the Company for underwriting services provided by RMIC to the Company in its Daytona Beach, Florida office. Management of the Company believes that RMIC and/or Joseph K. Brick, former Vice President of the Company and former manager of its Daytona Beach operations, may be liable to indemnify the Company for the losses incurred by the Company in connection with the mortgage loan which is the basis for the RBMG litigation and any other potential losses involving loans underwritten by RMIC at the Daytona Beach office. The Company and RMIC are currently engaged in settlement discussions which, the Management of the Company believes, will result in RMIC assuming such liability.

     The Company and Joseph K. Brick are currently engaged in litigation, Joseph
                                                                          ------
K. Brick vs. EMB Corporation, Circuit Court, Seventh Judicial District, Volusia
----------------------------
County, Florida, Case no. 99-30669 CICI. The Company has filed a Motion to dismiss the complaint for failure to state a cause of action and for lack of jurisdiction. If granted, the Company intends to initiate proceedings against Mr. Brick and others in the State of California.

     In September 1999, the Company entered into a Stipulation for Judgment in the matter of Southern Pacific Thrift & Loan vs. EMB Corporation, et al.,
                 -----------------------------------------------------------
Orange County, California Superior Court,

Case no. 807620. The case arose out of money due IMPAC Warehouse Lending Group, Inc., on a pledge account towards the warehouse line of credit in favor of EMB Mortgage Corporation. The agreement provides for payment by the Company to Southern Pacific Thrift & Loan of the sum of $100,431.13. At present the Company has full satisfied this judgment.

     During December 1998, the Company terminated the majority of its then employees due to the ceasing of operation of EMB Mortgage. In most cases the employees were not given their final wages upon termination. There have been various claims made by these employees and the labor board has taken actions against the Company. Amounts owed the former employees were accrued in a prior period and periodic payments have been made to a substantial number of the former employees.

     The Company is not engaged in any other legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations.


ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended December 31, 1999.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits. Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K.

          On January 12, 2000, the Company filed a report on Form 8-K which disclosed the agreement entered into by and between the Company and e-Net Financial Corporation, whereby the Company agreed to sell certain of its assets to e-Net Financial Corporation.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EMB CORPORATION


Date:  February 22, 2000  By:  /s/ JAMES E. SHIPLEY
                               --------------------
                               James E. Shipley
                               Director, President and Principal Financial
                               and Accounting Officer


Date:  February 22, 2000  By:  /s/ WILLIAM V. PERRY
                               --------------------
                               William V. Perry
                               Director, Executive Vice President
                               and Secretary