Form 10KSB40/A
period 1999-09-30
EMB CORP
filed 2000-04-11
CIK 1017797

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


        3200 Bristol Street, 8/th/ Floor, Costa Mesa, California 92626
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

                           Common Stock, no par value

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        -----
No _____

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

          The issuer's revenues for its most recent fiscal year: $5,688,131

          The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2000: Common stock, no par value:
          $11,792,127

          The number of shares of the registrant's common stock outstanding as of March 31, 2000: 29,865,128

          Documents incorporated by reference: Certain exhibits to the Forms 10-KSB for the fiscal years ended September 30, 1996, September 30, 1997 and September 30, 1998, and the Registration Statement on Form SB-2 (File No. 333-21719) and amendments thereto of the registrant are incorporated herein by reference.

          Transitional Small Business Disclosure Format:

                      Yes                       No    X
                          -------                  -------

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

         As of September 30, 1999 and continuing through March 31, 2000, the principal business of the Company has been the origination and processing of residential mortgages. Mortgages originated by the Company, through its wholly owned subsidiary, American Residential Funding, Inc. ("AMRES") were primarily brokered to various mortgage lenders. On January 12, 2000, the Company entered into an agreement with e-Net Financial Corporation, now known as e-Net Financial.com Corporation ("e-Net"), whereby e-Net will acquire certain of the assets of the Company, including all of the outstanding stock of AMRES, the
primary operating subsidiary of the Company.   This transaction, which is
expected to close on or before June 30, 2000, will, when completed, result in the Company discontinuing all of its mortgage banking operations. Instead, the Company intends to focus upon energy relating business, including management of Titus Real Estate Corporation ("Titus"), which since its acquisition on February 3, 2000, has operating as a wholly owned subsidiary of the Company. Titus owns a combination of non-operated working and royalty interests in 71 producing oil and gas wells located in the State of Oklahoma

          Through October 1, 1998, the Company, through its wholly owned subsidiary, EMB Mortgage Corporation ("EMB Mortgage"), originated loans through its executive office in Costa Mesa, California, and through its branch offices located in California, Colorado, and Florida. The Company's strategy of originating, as compared to purchasing, a substantial portion of its loan volume resulted in the generation of origination fees, service release fees, and other fees which were the principal source of revenue to the Company. The Company sold all of its mortgage loans, and did not retain any servicing rights.

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

          On or about December 31, 1998, the Company sold it Daytona Beach, Florida office to the management of the branch office. In January 1999, the Company closed its offices in Dallas, Texas and Sherman Oaks, California. In March 1999, the Company sold the assets comprising the Denver operations to management located in Denver. As a result, as of March 1999, the only office of the Company was located in Costa Mesa, California. The operations of EMB Mortgage were effectively closed during the month of September 1999, with its remaining operations as of March 31, 2000 consisting solely of managing remaining accounts payable and continuing coordination of activities with purchasers of loans previously funded and sold by EMB Mortgage.

          In May 1999, the Company acquired all of the issued and outstanding stock of two mortgage companies: AMRES and Residential Mortgage Corporation, a Nevada corporation ("RMC"). At that time the Company began to reactivate warehouse line of credit and government approvals for RMC, which had not been actively engaged in business for approximately one year. With its decision, in January 2000, to divest itself of its mortgage banking operations, on February 22, 2000, the Company sold its interest in RMC to another mortgage banking entity.

          At the time of its acquisition in May 1999, AMRES operated four company-owned offices and licenses 10 Net Branch offices, all of which were located in Southern California. With respect to company-owned offices, AMRES pays all operational expenses and retains all of the income generated from that office. A Net Branch differs in that AMRES entered into an agreement with an independent, third party mortgage or real estate broker, licensing it to use the AMRES name and to operate an AMRES-branded branch. The owner-manager of the Net Branch pays all expenses of the Net Branch, including a payment to AMRES of a pre-established fee for each closed mortgage loan. All net income is retained by and all net loss is borne by, the Net Branch owner-manager. The amount of the fee paid to AMRES varies depending upon the loan type and amount. In addition, AMRES receives various costs for associated with the loans which are charged to the borrower(s). AMRES currently intends to expand its business through the development of additional Net Branch offices. As of March 31, 2000, AMRES had four Company owned offices located in Southern California. In addition, it had approximately 50 Net Branch offices which were located in Southern California, Hawaii, Arizona and Florida.

Operations as a Residential Mortgage Lender

          General. The Company, through its wholly-owned subsidiary, EMB Mortgage, had, since 1995, engaged in business as a retail mortgage broker. In 1997, it commenced its operations as a wholesale mortgage banker. As of September 1998, EMB Mortgage originated its own loans and those of its licensees on a retail basis and provided wholesale lending services to approved mortgage brokers. Its primary correspondent lending relationship was with IMPAC, a national mortgage lender. EMB Mortgage underwrote and funded its mortgage loans through a wholesale line of credit from an affiliate of IMPAC, IMPAC Warehouse Lending Group Inc., and then resold such loans to IMPAC. Beginning in October 1998, EMB was advised by IMPAC that it intended to restrict the dollar volume of loans purchased from EMB Mortgage due to the financial instability of the mortgage loan securitization market. At that time, IMPAC also modified its underwriting guidelines to make funded loans somewhat less risky for investors. As a result, EMB Mortgage was forced to consolidate its operations, further completing the closure or sale of all branch offices and reducing its staff in its Costa Mesa, California headquarters office. Active operations of EMB Mortgage were curtailed in September 1999 and as of March 31, 2000, its only operations consist of managing remaining accounts payable and coordinating with the purchasers of loans funded and sold by EMB Mortgage.

          In May 1999, the Company acquired AMRES and RMC.   Subsequent to May
1999, AMRES has been the principal operating mortgage subsidiaries of the Company. It is the intent of the Company for AMRES to operate primarily as a mortgage broker through an expansion of its existing company-owned and Net Branch operations.

          Loan Standards. Mortgage loans made by AMRES are loans with fixed or adjustable rates of interest, secured by first mortgages, deeds of trust or security deeds on residential properties with original principal balances that, generally, do not exceed 95% of the value of the mortgaged properties, unless such loans are FHA-insured or VA-guaranteed. Generally, each mortgage loan having a loan-to-value ratio, as of the date of the loan, in excess of 80%, or which is secured by a second or vacation home, will be covered by a Mortgage Insurance Policy, FHA Insurance Policy or VA Guaranty insuring against default of all or a specified portion of the principal amount thereof.

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

Discontinuance of Mortgage Operations

          The Company is in the process of curtailing all of its mortgage banking and mortgage broker operations. In September 1999, it discontinued active operations of EMB Mortgage. In February 2000, the Company sold its interest in RMC. As of March 31, 2000 its only continuing mortgage operations are those of AMRES. Upon completion of its transaction to divest itself of AMRES, the Company will have completed this realignment.

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

          Following the scaling back of the operations of EMB Mortgage and the acquisition of AMRES, the Company markets its mortgage loan products through its four Company-owned offices in Southern California and 50 Net Branch offices in California,

Hawaii, Arizona and Florida. The sales efforts of the Company to market its Net Branch opportunities are located primarily in the Company's Costa Mesa, California headquarters office.

          Competition. Until completion of its divestiture of all mortgage operations, the Company will continue to face intense competition in the origination, acquisition and liquidation of its mortgage loans. Such competition can be expected from banks, savings and loan associations and other entities, including real estate investment trusts. Many of the Company's competitors have greater financial resources than the Company.

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

          The Company has a 4.89 acre undeveloped parcel of property in Riverside County, California, that was appraised as of December 7, 1994, at a value of $170,000. This property is held subject to a Note secured by Deed of Trust dated March 15, 1995, in the principal amount of $65,000. The Note was due and payable in March 1999 and is currently in default.

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

          The Company and Joseph K. Brick are currently engaged in litigation, Joseph K. Brick vs. EMB Corporation, Circuit Court, Seventh Judicial District,
-----------------------------------
Volusia County, Florida, Case no. 99-30669 CICI. The Company has filed a Motion to dismiss the complaint for failure to state a cause of action and for lack of jurisdiction. The Company intends to initiate proceedings against Mr. Brick and others in the State of California and to proceed in the Florida State Court system to deny any award of damages to Mr. Brick.

          In September 1999, the Company entered into a Stipulation for Judgment in the matter of Southern Pacific Thrift & Loan vs. EMB Corporation, et al.,
                 -----------------------------------------------------------
Orange County, California Superior Court, Case no. 807620.  The case arose out
-------------
of money due IMPAC Warehouse Lending Group, Inc., on a pledge account towards the warehouse line of credit in favor of EMB Mortgage Corporation. The agreement provides for payment by the Company to Southern Pacific Thrift & Loan of the sum of $100,431.13. This judgment has been fully satisfied by payment to the Plaintiff of the judgment amount.

          During December 1998, the Company terminated the majority of its then employees due to the ceasing of operations of EMB Mortgage. In most cases, the employees were not given their final wages upon termination. There have been various claims made these employees and the labor board has taken actions against the Company. Amounts owed the former employees were accrued and, as of March 31, 2000, have been made to a substantial number of former employees.

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

Fiscal Year Ended September 30, 1998:
------------------------------------------
1st Quarter...............................                    $  3.25                    $  1.75
2nd Quarter...............................                    $2.5156                    $1.2031
3rd Quarter...............................                    $ 1.625                    $ .8125
4th Quarter...............................                    $1.4062                    $ .6562


Fiscal Year Ended September 30, 1999:
------------------------------------------
1st Quarter...............................                    $   .20                    $   .44
2nd Quarter...............................                    $   .84                    $   .21
3rd Quarter...............................                    $  2.69                    $   .63
4th Quarter...............................                    $  2.47                    $   .59

(1) The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales significantly impact the market.

          On March 31, 2000, the closing bid and asked prices of the Common Stock of the Company were $0.71 bid and $0.76 asked per share. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 31, 2000, there were approximately 19 broker-dealers publishing quotes for the Common Stock of the Company.

          As of March 31, 2000, there were 29,865,128 shares of Common Stock issued and outstanding which were held by approximately 903 holders of record; there were no shares of 8% Series A Convertible Preferred Stock or 10% Series B Convertible Preferred Stock outstanding as of March 31, 2000.

          Dividends. The Company has not paid any dividends on its Common Stock
          ---------
and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors, and is subject to the dividend rights of the 8% Convertible Preferred Stock, Series A and 10% Convertible Preferred Stock, Series B of the Company to the extent any of such shares are outstanding. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

Item 6.   Management's Discussion and Analysis or Plan of Operation

General


In fiscal 1998, the Company expanded its mortgage banking operations through its acquisitions of Investment Consultants, Inc. ("ICI") and assets from Deposit Guaranty Mortgage Services, Inc. ("DGMS"). In fiscal 1999, the Company ceased its mortgage banking operations of EMB Mortgage and divested itself of the assets of ICI and DGMS due to an economic downturn in the mortgage banking industry.

EMB Mortgage was the Company's principal operating subsidiary, was a specialty finance company engaged in the business of originating and selling residential mortgage loans secured by one-to-four family residences. In the first quarter of fiscal 1998, the Company aggressively expanded its mortgage banking operations through its acquisition of all of the capital stock of Investment Consultants, Inc., doing business as Equityline, Inc. ("ICI"), in Denver, Colorado. The Company increased its funding consistently in fiscal 1998 peaking at $40,000,000 in closed loans for the month of July 1998. In late August 1998, an already competitive industry was impacted by increased bond yields and disrupted financial markets. Due to this, EMB Mortgage's primary purchaser of mortgage loans modified its underwriting guidelines and restricted the purchase of loans. As a result, on December 22, 1998, the EMB Mortgage laid-off the majority of its employees. The Company terminated its acquisition agreement with ICI in March 1999 and ceased its operations in Denver as of such date. The results of fiscal 1999 and 1998 of EMB Mortgage and ICI have been included in discontinued operations.

Later in fiscal 1999, the Company began slowly to recommence its mortgage banking operations through acquisitions of American Residential Funding ("AMRES") and Residential Mortgage Corporation ("RMC") on May 7, 1999. AMRES operates a number of branch offices in the United States, and net branches to originate loans. Net branches are an origination extension of AMRES through independent real estate brokers.

As a result of the AMRES acquisition the Company purchased all of the outstanding shares of capital stock of AMRES in exchange for 2,000,000 shares of the Company's common stock. Pursuant to such agreement the shareholder of AMRES received share options to purchase the Company's common stock at various exercise prices. In connection therewith, 1,250,000 share options were issued on the date of acquisition, exercisable at 85% of the fair market value of the stock in the week of exercise. Additionally 500,000 share options were to be granted every June 1 from the year 2000 to 2003 for an aggregate of 2,000,000 additional share options. On April 6, 2000, the Company cancelled all share options issued to the shareholder of AMRES.

In connection with the May 7, 1999 acquisition, the Company entered into a stock purchase agreement whereby it agreed to purchase all of the outstanding shares of capital stock of RMC in exchange for 600,000 shares of the Company's common stock. At the time of purchase RMC had no operations.

During September 1999, the Company completed its cessation of operations under the name EMB Mortgage. The Company was licensed to fund mortgages in approximately 30 states. By law, EMB Mortgage was required to renew its licenses with the various state agencies. Management has determined not to renew these licenses and to allow the state approvals to terminate upon their respective annual expiration dates. As a result of this the Company adopted to discontinue the operations of EMB Mortgage.

Subsequent to September 30, 1999, the Company sold RMC to an unrelated party and entered into a letter of intent to sell AMRES along with other assets of the Company to e-Net Financial.com Corp. At the time when the sales of AMRES to e-Net Financial.com Corp. is completed the Company will become a developmental-stage or blank-check company.

On January 12, 2000, the Company entered into an arrangement to sell its 100% interest in the common stock of AMRES in a transaction which may generate the Company cash of $4,000,000 and 7 million shares of restricted common stock of e-Net Financial.com Corp., if successful. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. If this transaction is successful the Company will use the proceeds to pay off outstanding obligations, such as debt, payroll tax liabilities and accounts payable.

Discounted Operations for the Year Ended September 30, 1999 Compared to the Year Ended September 30, 1998

Revenues

Mortgage loan revenues, net of commitment fees, decreased by $9,132,328 or 61% to $5,688,131 in the year ended September 30, 1999 from $14,820,459 in 1998.
Revenues were generated primarily from loan processing and resale of mortgage loans. The decrease in revenues was attributable to the ceasing of operations of EMB Mortgage and the rescission of the ICI acquisition.

Loan Origination Costs

Loan origination costs decreased to $3,142,154 in the year ended September 30, 1999 from $10,107,484 in 1998. This decrease is principally attributable to the decrease in loans processed during fiscal 1999 due to the ceasing of operations of EMB Mortgage and ICI.

General and Administrative Expenses

General and administrative expenses of the discontinued operations increased to $13,395,748 in the year ended September 30, 1999 from $11,038,696 in 1998, an increase of $2,357,052 of 21%. This increase is principally attributable to expenses related to the issuance of common stock for various consulting and financing services during the current year. Additionally, during 1999 the Company wrote off various amounts for goodwill, impairments on fixed assets and impairments on loans receivable.

Continuing Operations for the Year Ended September 30, 1999 Compared to the Year Ended September 30, 1998

General and Administrative Expenses

General and administrative expenses decreased to $845,567 in the year September 30, 1999 from $1,050,280 in 1998, a decrease of $204,713 or 19%. This decrease is principally attributed to decrease in expenses related to the ceasing of operations of the Company's susidiaries in fiscal 1999. The Company continues to incur costs as a public company consisting of salaries, rents, utilities, legal and professional services.

Other Income and Expense

Other income and expense decreased to $177,033 in fiscal 1999 to $486,123 in 1998, a decrease of $309,090. Other income and expense in 1998 included the expensing of the value of the beneficial conversion feature related to the convertible notes and the Preferred B. The value was expensed to interest expense. In 1999 other income and expense consisted of accrued interest payable on the convertible debt and the note due to a related party.


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
          --------------------------------------------------

     The directors and executive officers of the Company are as follows:

Name(1)(2)                        Age               Position
----------                                          ---------
William V. Perry(3)(4)            75        Director, Executive Vice President and
                                            Secretary, and President of EMB Mortgage
                                            Corporation
Ann L. Petersen                   61        Director
James E. Shipley(3)(4)            63        Director, President and Principal Financial
                                            and Accounting Officer

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.
(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.
(3) Member of the Company's Stock Option Committee. See "1996 Stock Option, SAR and Stock Bonus Plan" and "1999 Stock Compensation Plan, below.
(4) Member of the Company's Compensation Committee. See "Compensation Committee", below.

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

          1996 Stock Option, SAR and Stock Bonus Plan. The Company has reserved shares of Common Stock for issuance under the Company's 1996 Stock Option, SAR and Stock Bonus Plan (the "Plan"), as amended. At September 30, 1999, no options or stock bonuses covering shares of Common Stock had been granted and issued under the Plan to any employees, officers or directors. During fiscal year 1999, the Company issued 8,250,263 shares of common stock as stock bonuses in consideration of various consulting agreements with third parties, and as payment for legal fees and costs incurred by the Company. These stock bonuses were issued pursuant to that certain Registration Statement on Form S-8 which became effective on January 30, 1998. During fiscal year 1999, a total of 3,500,000 options to purchase Common Stock were issued in connection with certain acquisition agreements. Subsequent to year-end these options were cancelled. The members of the Stock Option Committee that administer the Plan are presently James E. Shipley and William V. Perry.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding capital stock of the Company as of September 30, 1999, are as follows:

                                                   Shares           Percent of
     Management                                 Beneficially        Outstanding
     Shareholders(1)                              Owned(1)             Stock
     ---------------                            ------------        -----------
William V. Perry........................         290,470(2)            1.10%
  3200 Bristol, 8/th/ Floor

                                                   Shares           Percent of
     Management                                 Beneficially        Outstanding
     Shareholders(1)                              Owned(1)             Stock
     ---------------                            ------------        -----------
  Costa Mesa, California 92626
Ann L. Petersen............................
  Star Route 5080                                    6,250             0.02%
  Keaau, Hawaii 96749
James E. Shipley...........................        813,375(4)          3.08%
  3200 Bristol, 8/th/ Floor
  Costa Mesa, California 92626
Vincent Rinehart...........................      2,600,000(3)          9.87%
  3200 Bristol, 8/th/ Floor
  Costa Mesa, California 92626

Directors and officers as a group
 (4) persons, including the above).........      3,710,095            14.08%

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

     (3) Represents shares of the Company owned by AMRES Holdings, LLC, a corporation beneficiary owned by Mr. Reinhart. Mr. Rinehart is President of the Company's subsidiary, American Residential Funding, Inc. Corporation. On February 22, 2000, as a condition of the sale by the Company of the capital stock of Residential Mortgage Corporation, AMRES Holdings, LLC caused 600,000 shares of EMB Corporation common stock to be returned to the Company for cancellation.

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

         Name and Address
                Of                                              Amount and Nature of      Percent of Class of
         Beneficial Owner              Title of Class           Beneficial Ownership       Equity Securities
         ----------------              --------------           --------------------       -----------------
Sterling Alliance Group, Ltd. (1)      Common Stock                    3,375,000                    12.81%
    575 Anton Blvd., Suite 300
    Costa Mesa, California 92626
AMRES Holdings , LLC                   Common Stock                    2,600,000                     9.87%
   4425 Atlantic Ave., Ste. A-15
   Long Beach, California 90807 (2)
Millenco, L.P.                           8% Conv.                         13,514                      100%
   111 Broadway, 20/th/ Floor        Preferred Stock,
   New York, New York 10006              Series A
                                        10% Conv.                         97,500                      100%
                                     Preferred Stock,
                                         Series B

(1) Sterling Alliance Group, Ltd., ("SAG") is a Colorado corporation. Certain directors and officers of the Company are stockholders.

(2) On February 22, 2000, AMRES Holdings, LLC caused 600,000 of these shares to be returned to the Company for cancellation. (See Item 11, captioned "Securities Ownership of Certain Beneficial Owners and Management", footnote 3, Supra.
                  -----


Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          Effective March 12, 1997, the Company issued a promissory note in the principal amount of $100,000 to James E. Shipley for advances made to the Company. The note bears interest at 7% per annum and is due on March 12, 1998. Mr. Shipley also made additional advances to the Company. As a result, the Company was indebted to World Trends Financial, Ltd., an affiliate of Mr. Shipley in the amount of $1,167,857 as of September 30, 1999.

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

     10(t) Purchase Agreement with e-Net Financial corporation is incorporated herein by reference to Exhibit 10.1 to Form 8-K/A report of the Registrant filed on April 11, 2000.

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



Registrant:    EMB Corporation


          By:  /s/ James E. Shipley
               --------------------
               James E. Shipley, President


          In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2000


By:   /s/ James E. Shipley                    /s/ William V. Perry
      ---------------------------------       ----------------------------------
      James E. Shipley                        William V. Perry
      Director, President and Principal       Director, Executive Vice President
      Financial and Accounting Officer        and Secretary

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Independent Auditors' Report.................................................................    F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet as of September 30, 1999......................................    F-3

    Consolidated Statements of Operations for the years ended
      September 30, 1999 and 1998............................................................    F-4

    Consolidated Statements of Shareholders' Equity (Deficit) for the
      years ended  September 30, 1999 and 1998...............................................    F-5

    Consolidated Statements of Cash Flows for the years ended
      September 30, 1999 and 1998............................................................    F-7

    Notes to Consolidated Financial Statements...............................................    F-8

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of EMB Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of EMB Corporation (a Hawaii corporation) and subsidiaries (the "Company") as of September 30, 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMB Corporation and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated recurring losses from operations, has a significant working capital deficiency and requires capital in order to meet its obligations. These conditions, among others, raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2.
The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                       /s/ McKennon, Wilson & Morgan, LLP
Irvine, California
March 31, 2000

                       EMB CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                           As of September 30, 1999

                                                 ASSETS
Current assets:
   Cash                                                                                      $      1,072
   Restricted cash (Note 2)                                                                        37,116
   Other current assets                                                                            12,952
                                                                                             ------------
       Total current assets                                                                        51,140

Property and equipment, net                                                                         4,161
Land held for sale (Note 5)                                                                        43,000
Goodwill, net of accumulated amortization of
   $284,465 (Note 3)                                                                            3,379,723
Other assets                                                                                       63,141
                                                                                             ------------

                                                                                             $  3,541,165
                                                                                             ============

                                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities                                                  $    499,242
   Note payable to related party (Note 8)                                                       1,167,857
   Net liabilities of discontinued operations (Note 4)                                          5,331,306
   Notes payable (Note 7)                                                                         238,805
                                                                                             ------------
       Total current liabilities                                                                7,237,210

Convertible notes payable (Note 9)                                                              1,700,000
                                                                                             ------------
       Total liabilities                                                                        8,937,210
                                                                                             ------------

Commitments and contingencies (Note 10)

Shareholders' deficit: (Notes 9 and 11)
   Series A convertible preferred stock, no par value;
    13,514 shares issued and outstanding                                                           20,725
   Series B convertible preferred stock, no par value;
    97,500 shares issued and outstanding                                                          183,100
   Common stock, no par value; 30,000,000 shares authorized,
    26,790,755 shares issued and outstanding                                                   21,446,393
   Accumulated deficit                                                                        (27,046,263)
                                                                                             ------------
       Total shareholders' deficit                                                             (5,396,045)
                                                                                             ------------

                                                                                             $  3,541,165
                                                                                             ============

          See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Years Ended September 30, 1999 and 1998

                                                                            1999                1998
                                                                            ----                ----
     Operating expenses-

          General and administrative                                   $     845,567        $  1,050,280
                                                                       -------------        ------------
      Other (income) expense:

          Interest income                                                     (4,654)            (34,875)
          Interest expense                                                   181,687             482,131
          Other                                                                    -              38,867
                                                                       -------------        ------------

                                                                             177,033             486,123
                                                                       -------------        ------------

     Loss before income taxes                                             (1,022,600)         (1,536,403)

          Provision for income taxes                                             800                 800
                                                                       -------------        ------------

     Loss from continuing operations                                      (1,023,400)         (1,537,203)

     Loss from discontinued operations                                   (10,849,771)         (6,325,723)
                                                                       -------------        ------------

               Net loss                                                $ (11,873,171)       $ (7,862,926)
                                                                       =============        ============

     Basic and dilutive per common share:
          Continuing operations                                        $       (0.06)       $      (0.17)
                                                                       =============        ============
          Discontinued operations                                              (0.67)              (0.70)
                                                                       =============        ============
          Net loss                                                     $       (0.73)       $      (0.87)
                                                                       =============        ============

     Basic and dilutive weighted average shares                           16,219,385           9,037,846
                                                                       =============        ============

          See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                For the Years Ended September 30, 1999 and 1998

                                 Series A Convertible   Series B Convertible                             Common
                                      Preferred               Preferred           Common Stock           Stock     Accumulated
                                  Shares     Amount      Shares      Amount      Shares     Amount     Subscribed    Deficit
                                ---------- ----------  ---------- -----------  ---------- -----------  ----------  -----------
Balances, October 1, 1997         648,648  $1,009,000           - $         -   7,535,942 $ 7,116,357  $ (100,000) $(6,345,616)

Shares issued for acquisition
 of PHG                                 -           -           -           -     100,000     191,000           -            -

Shares issued for acquisition
 of ICI                                 -           -           -           -     400,000     684,000           -            -

Shares issued for acquisition
 of ATC, as amended                     -           -           -           -     100,000     171,000           -            -

Cancellation of shares issued
 in connection with joint
 venture                                -           -             -         -  (1,000,000) (1,137,500)          -            -

Shares issued for services
 rendered                               -           -           -           -   1,434,000   2,311,897           -            -

Shares issued for capital
 raising activities                     -           -           -           -     350,000     273,000           -            -

Shares issued in connection with
 master funding agreements              -           -           -           -     405,000     450,000           -            -

Redemption of A Preferred        (486,486)   (756,972)          -           -           -           -           -     (586,619)
Issuance of B Preferred                 -           -     675,000   1,281,750           -           -           -            -
Shares issued for conversion
 of convertible notes                   -           -           -           -     693,152     390,320           -            -

Shares issued for conversion
 of A Preferred                   (54,865)    (85,563)          -           -     182,214      85,563           -            -

Shares issued for conversion
 of B Preferred                         -           -    (175,000)   (350,000)    350,000     350,000           -            -

Write off of subscriptions
 receivable                             -           -           -           -           -    (287,875)    100,000            -

Valuation of beneficial
 conversion feature on
 convertible notes                      -           -           -           -           -     733,333           -            -

Valuation of beneficial
 conversion feature on B
 Preferred                              -           -           -           -           -     225,000           -     (225,000)

                                   Shareholders'
                                 Equity (Deficit)
                                 ----------------
Balances, October 1, 1997          $    1,679,741

Shares issued for acquisition
 of PHG                                   191,000

Shares issued for acquisition
 of ICI                                   684,000

Shares issued for acquisition
 of ATC, as amended                       171,000

Cancellation of shares issued
 in connection with joint
 venture                               (1,137,500)

Shares issued for services
 rendered                               2,311,897

Shares issued for capital
 raising activities                       273,000

Shares issued in connection with
 master funding agreements                450,000

Redemption of A Preferred              (1,343,591)
Issuance of B Preferred                 1,281,750
Shares issued for conversion
 of convertible notes                     390,320

Shares issued for conversion
 of A Preferred                                 -

Shares issued for conversion
 of B Preferred                                 -

Write off of subscriptions
 receivable                              (187,875)

Valuation of beneficial
 conversion feature on
 convertible notes                        733,333

Valuation of beneficial
 conversion feature on B
 Preferred                                      -

          See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                For the Years Ended September 30, 1999 and 1998

                                 Series A Convertible   Series B Convertible                             Common
                                      Preferred               Preferred           Common Stock           Stock     Accumulated
                                  Shares     Amount      Shares      Amount      Shares     Amount     Subscribed    Deficit
                                ---------- ----------  ---------- -----------  ---------- -----------  ----------  ------------
Value of warrants issued with
 convertible notes                       -          -           -           -           -      40,050           -             -

Value of warrants issued with
 B Preferred                             -          -           -           -           -     152,931           -      (152,931)

Net Loss for year                        -          -           -           -           -           -           -    (7,862,926)
                                ---------- ----------  ---------- -----------  ---------- -----------  ----------  ------------

Balances, September 30, 1998       107,297 $  166,465     500,000 $   931,750  10,550,308 $11,749,076  $        -  $(15,173,092)

Shares issued for services
 rendered                                -          -           -           -   8,250,263   4,654,580           -             -

Fair value of officer services           -          -           -           -           -     125,000           -             -
Shares issued for acquisition
 of AMRES, including shares
 issued as direct acquisition
 costs                                   -          -           -           -   2,940,000   2,391,715           -             -

Shares issued for acquisition
 of RMC, including shares issued
 as direct acquisition costs               -        -           -           -     835,000     676,289           -             -

Value of options issued in
 connection with acquisition of
 AMRES                                   -          -           -           -           -     662,500           -             -

Shares issued connection with
 VPN.COM partners joint venture          -          -           -           -     450,000     292,843           -             -

Shares issued for conversion of
 A Preferred                       (93,783)  (145,740)          -           -     741,960     145,740           -             -

Shares issued for conversion of
 B Preferred                             -          -    (402,500)   (748,650)  3,023,224     748,650           -             -

Net Loss for year                        -          -           -           -           -           -           -   (11,873,171)
                                ---------- ----------  ---------- -----------  ---------- -----------  ----------  ------------

Balances, September 30, 1999        13,514 $   20,725      97,500 $   183,100  26,790,755 $21,446,393  $        -  $(27,046,263)
                                ========== ==========  ========== ===========  ========== ===========  ==========  ============

                                   Shareholders'
                                 Equity (Deficit)
                                 ----------------
Value of warrants issued with
 convertible notes                         40,050

Value of warrants issued with
 B Preferred                                    -

Net Loss for year                      (7,862,926)
                                     ------------

Balances, September 30, 1998         $ (2,325,801)

Shares issued for services
 rendered                               4,654,580

Fair value of officer services            125,000
Shares issued for acquisition
 of AMRES, including shares
 issued as direct acquisition
 costs                                  2,391,715

Shares issued for acquisition
 of RMC, including shares issued
 as direct acquisition costs              676,289

Value of options issued in
 connection with acquisition of
 AMRES                                    662,500

Shares issued connection with
 VPN.COM partners joint venture           292,843

Shares issued for conversion of
 A Preferred                                    -

Shares issued for conversion of
 B Preferred                                    -

Net Loss for year                     (11,873,171)
                                     ------------

Balances, September 30, 1999         $ (5,396,045)
                                     ============

          See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASHFLOWS

                For the Years Ended September 30, 1999 and 1998

                                                                                  1999                 1998
                                                                              ------------          -----------
Cash flows from operating activities:
 Net loss                                                                     $(11,873,171)         $(7,862,926)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
    Common stock issued for services                                             4,654,581            2,311,897
    Amortization of common stock issued for debt financings                        150,500              310,125
    Fair value of beneficial conversion for debt                                         -              508,333
    Provision for settlement of Monterey land agreement                                  -              200,000
    Write off for impairment of fixed assets                                       500,000                    -
    Write off for impairment of goodwill                                           916,710                    -
    Write off for impairment of loans receivable                                   671,377                    -
    Write off of VPN.COM joint venture                                             292,843                    -
    Fair value of officer services                                                 125,000                    -
    Write-off of notes receivable from officers and employees                        9,500              245,600
    Depreciation and amortization                                                  517,302              199,713
     Changes in operating assets and liabilities:
     Mortgage loans held for sale                                               12,717,505           (6,125,267)
     Other current assets                                                          265,263               75,976
     Accounts payable and accrued liabilities                                    1,068,897              564,071
     Payroll taxes payable                                                       1,315,975            1,919,850
     Other current liabilities                                                    (275,457)             279,630
                                                                              ------------          -----------

 Net cash provided by (used) in operating activities                            11,056,825           (7,372,998)
                                                                              ------------          -----------

Cash flows from investing activities:
 Purchases of property and equipment                                               (35,611)            (218,459)
 Payments (Loans) made on related party receivable                                       -               39,139
 Cash received from acquisitions                                                    44,960               16,607
 Decreases (Increases) in other assets                                              58,666               (3,419)
                                                                              ------------          -----------

 Net cash provided by (used in) investing activities                                68,015             (166,132)
                                                                              ------------          -----------

Cash flows from financing activities:
 Borrowings (repayments) on warehouse line of credit, net                      (12,716,722)           6,186,984
 Payments under capital lease obligations                                         (133,606)             (70,311)
 Borrowings under notes payable                                                    687,354              264,457
 Proceeds from related party borrowings                                          1,044,367                    -
 Repurchase of A Preferred                                                               -           (1,343,591)
 Proceeds from issuance of B Preferred, net                                              -            1,281,750
 Proceeds from issuance of convertible notes payable                                     -            1,200,000
                                                                              ------------          -----------

 Net cash provided by (used in) financing activities                           (11,118,607)           7,519,289
                                                                              ------------          -----------

Net (decrease) increase in cash                                                      6,233              (19,841)

Cash at beginning of year                                                           41,568               61,409
                                                                              ------------          -----------

Cash at end of year                                                           $     47,801          $    41,568
                                                                              ============          ===========

          See accompanying notes to consolidated financial statements

                       EMB CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND HISTORY

EMB Corporation (formerly Pacific International, Inc.) (the "Company") was incorporated under the laws of the State of Hawaii on May 5, 1960. Effective December 16, 1995, the Company acquired the net assets of Sterling Alliance Group, Ltd. ("SAG") which included 100% ownership in Electronic Mortgage Banc, Ltd. now EMB Mortgage Corporation ("EMB Mortgage") and certain land held for sale in Monterey County, California. The Company was inactive at the time of the acquisition. For financial statement purposes, the transaction was recorded as a recapitalization of SAG.

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

On January 12, 2000, the Company's Board of Directors adopted a plan to discontinue the operations of its mortgage banking activities. The sale of AMRES by letter of intent dated January 12, 2000 (Note 3), will cause all such activities to be substantially ceased.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Discontinued Operations

The accompanying consolidated financial statements have been retroactively adjusted to reflect the discontinuation of the mortgage banking operations for all periods presented.

The Company's historical practice has been to incur indebtedness and expenses for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Consequently, interest expense has been allocated to discontinued operations based on the net assets and/or based on use of proceeds, whichever is more clearly determinable. Certain indirect expenses have been allocated to subsidiary operations based on revenues.

The costs incurred to complete the sale of AMRES, consisting primarily of financial advisory, legal and accounting have not been accrued since the Company expects to realize a gain from the sale of these operations, and will be recorded upon the close of the transaction.

                       EMB CORPORATION AND SUBSIDIARIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since 1996, the Company has incurred significant losses from operations and at September 30, 1999, the Company had a working capital deficit of $5.8 million. The Company requires immediate proceeds from a financing or from the sale of its assets to meet its current obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking private equity and debt capital, as well as a buyer for its land in Monterey County, California. On January 12, 2000, the Company entered into an arrangement to sell its 100% interest in the common stock of AMRES in a transaction which may generate the Company cash of $4,000,000 and restricted common stock, if successful. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or at all. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Allocation of Expenses and Related Disclosure

In accordance with Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin ("SAB") Topic 1:b.1 "Allocation of expenses and related disclosure in consolidated financial statements", the Company has reflected in operations the estimated fair value of unpaid services by its Chief Executive Officer amounting to $125,000 for the year ended September 30, 1999. Such amounts are reflected as contributed capital since the estimated fair value of these services will not be paid by the Company.

Property and Equipment

Property and equipment is stated at cost, and depreciation is computed using the straight-line method over the following estimated useful lives:

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

                       EMB CORPORATION AND SUBSIDIARIES

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses. Goodwill is amortized on a straight-line basis over the expected periods to be benefited. For transactions effected in fiscal 1998, management originally estimated the period to be benefited at approximately seven (7) years. The Company assesses the recoverability of this intangible asset quarterly, by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. During the years ended September 30, 1999, and 1998, charges to operations related to goodwill amounted to $330,706 and $58,592, respectively. Also see Note 3.

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

Per Share Information

                       EMB CORPORATION AND SUBSIDIARIES

Basic per share information is computed using the net loss divided by the weighted average number of common shares outstanding for the period. Diluted per share information reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common stock equivalents have been excluded from the calculation of the weighted average shares outstanding as their effects are anti-dilutive.

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

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal quarters or fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been

                       EMB CORPORATION AND SUBSIDIARIES
designated and qualifies as part of a hedging activity and the underlying purpose for it. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial statements or related disclosures.

Financial Statement Reclassifications

Certain amounts reflected in the consolidated financial statements for the year ended September 30, 1998 have been reclassified to conform to the presentation for the year ended September 30, 1999.

NOTE 3 - ACQUISITIONS

Effective December 31, 1997, the Company consummated a stock purchase agreement to acquire all of the issued and outstanding capital stock of ICI in exchange for the issuance of 400,000 shares of the Company's common stock fairly valued at $684,000. The agreement was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $732,376 allocated to goodwill (see Note 2). On March 13, 1999, the Company and ICI rescinded the stock purchase agreement, whereby the Company would forfeit the 400,000 shares of common stock issued in connection with the original agreement. Accordingly, the Company charged discontinued operations (Note 4) for unamortized goodwill totaling $670,602 in fiscal 1999.

Effective December 31, 1997, the Company entered into a stock purchase to purchase all of the outstanding shares of capital stock of PHG in exchange for 100,000 shares of the Company's common stock fairly valued at $191,000. The agreement was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $156,376 allocated to goodwill. Upon consummation of the acquisition, PHG changed its name to EMB Financial Services, Inc. As discussed in Note 1, the Company ceased operations of its mortgage banking operations, which included the operations of PHG. Accordingly, the Company charged discontinued operations for unamortized goodwill totaling $139,932 in fiscal 1999.

Effective December 23, 1997, the Company entered into a stock purchase agreement to acquire all common shares of AmerTeleCon, Inc. ("ATC"). In connection with this agreement, as amended, the Company issued 100,000 shares of common stock, fairly valued at $171,000. The agreement was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $135,133 allocated to goodwill. The Company determined that the fair value of ATC had diminished substantially in fiscal 1999, thus the Company charged to discontinued operations the remaining amount of unamortized goodwill totaling $106,176.

On May 7, 1999, the Company entered into a stock purchase agreement to purchase all of the outstanding common shares of AMRES in exchange for 2,000,000 shares of the Company's common stock fairly valued at $1,567,230. The agreement was accounted for under the purchase method with the excess of the fair value over the net assets acquired of $1,500,913 allocated to goodwill. Pursuant to such agreement the shareholder of AMRES received options to purchase the Company's common stock at various exercise prices. In connection therewith, 1,250,000 share options were issued on the date of acquisition, exercisable at 85% of the fair market value of the stock in the week of exercise. These options expire on May 31, 2002. Additionally 500,000 share options will be granted every June 1 from the year 2000 to 2003 for an aggregate of 2,000,000 additional share options. The exercise price of these

                       EMB CORPORATION AND SUBSIDIARIES
options starts at $1.50 for the first yearly grant, and increases by $0.50 every issuance thereafter. The options vest immediately and expire three years from the grant date. These options were valued at $662,500 which was allocated to goodwill. The options were valued using the Black Scholes valuation model. Prior to September 30, 1999, the Company canceled the 2,000,000 additional options that were to be granted and on April 6, 2000 the Company cancelled all remaining share options.

On May 7, 1999, the Company entered into a stock purchase agreement for all of the capital stock of RMC in exchange for 600,000 shares of the Company's common stock fairly valued at $470,169. The agreement was accounted for under the purchase method with the excess of the fair value over the net assets acquired of $470,169 allocated to goodwill. On February 22, 2000, the Company entered into an agreement to sell RMC to an unrelated party.

In connection with the acquisitions of AMRES and RMC, the Company issued 1,175,000 shares of common stock valued at $1,030,605 to an unrelated party for services rendered for the acquisitions. The value of such shares were included in the purchase price of AMRES and RMC based on consideration given for the respective companies. Amounts allocated to the purchase price of AMRES and RMC were $824,486 and $206,120, respectively.

The unaudited pro forma statement of operations data for the years ended September 30, 1999 and 1998 are not included herein since subsequent to September 30, 1999, the Company discontinued its mortgage banking operations (see Note 4).

NOTE 4 - DISCONTINUED OPERATIONS

The operating results of the discontinued mortgage banking operations are summarized as follows:

                                              Years ended September 30,
                                              1999                  1998
                                           ------------         ------------
Revenues                                   $  5,688,131         $ 14,820,459
Operating expenses                          (16,537,902)         (21,146,180)
                                           ------------         ------------
Net loss from discontinued operations       (10,849,771)          (6,325,723)
                                           ============         ============

The net liabilities of discontinued operations are summarized as follows as of September 30, 1999:

Current assets                                                  $    369,808
Property and equipment, net                                          517,162
Land                                                                 800,000
Other assets                                                          40,643
Current liabilities, excluding payroll liabilities                (2,295,777)
Payroll liabilities                                               (3,235,825)
Notes payable                                                     (1,527,317)
                                                                ------------
Net liabilities of discontinued operations                      $ (5,331,306)
                                                                ============

At September 30, 1999, the Company has unpaid federal and state payroll tax liabilities of approximately $3.2 million, including estimated penalties and interest. During the fiscal 1998 and 1999 payroll tax

                       EMB CORPORATION AND SUBSIDIARIES
deposits were not made through the date the Company ceased operations of EMB Mortgage in 1999. Penalties and interest continue to accrue in fiscal 2000. Certain officers may be held personally liable in the event the Company does not satisfy these obligations.

In connection with the mortgage banking activities, the Company was required to repurchase loans which failed within a specific period or were funded based on fraudulent information provided by the debtor, which was not detected through the Company's underwriting policies and procedures. In connection with the repurchase of these assets from the Company's mortgage warehouse lender, the Company issued a note totaling $923,976. The note bears no interest and was payable on August 15, 1999. The note is currently in default and subject to a 5% late fee. The note is secured by the land located in Monterey County, California.

NOTE 5 - LAND HELD FOR SALE

SAG acquired approximately 61 acres of undeveloped land with water producing rights and three wells in Monterey, California on December 11, 1995 from Golden River Corp., an unrelated party. Each well can produce approximately 900,000 gallons of water per 24-hour period and the water supply is replenished from the run-off of the surrounding mountains. SAG issued 200,000 shares valued at $4.00 per share as consideration. This land was sold on December 30, 1996 to an unrelated party for $4,000,000, consisting of $800,000 cash and a note receivable for $3,200,000 with interest at 12% per annum. The Company reported this sale based on the deposit method, recovering the initial cost of the land with the down payment.

The sale was rescinded on August 15, 1998. The Company returned the first installment payment received totaling $422,867, and issued a convertible note as reimbursement of the initial down payment made of $800,000, plus a severance fee of $200,000, aggregating $1,000,000 (Note 10). The Company recorded the carrying value of the land at $800,000, and it charged operations $200,000 relating to the settlement in fiscal 1998. There is currently a lien on the Monterey land for amounts due to IMPAC (Note 7).

The Company owns five acres of undeveloped land in Riverside County, California zoned for residential construction. The carrying value of this land is approximately $43,000. This land serves as collateral for amounts are due totaling approximately $186,000 to an unrelated party for a judgment against the Company.

NOTE 6 - INVESTMENTS IN JOINT VENTURES

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

On March 6, 1999, the Company entered into a joint venture with Digital Integrated Systems. The joint

                       EMB CORPORATION AND SUBSIDIARIES
venture was formed for the purposes of conducting a business of providing long distance data and voice telecommunication services. These services were to be performed under the joint venture name of VPN.com JV Partners. In connection with this joint venture, the Company contributed 3,500,000 shares of restricted common stock. Additionally, the Company issued 500,000 shares of common stock to Paul Stevens for services in connection with the formation of the joint venture. Later in 1999 the Company canceled the joint venture agreement and thus canceling the 4,000,000 shares issued.

On October 23, 1998, the Company entered into a joint venture with Equicomm Corporation ("ECC"), for the purposes of providing financial services and guarantees for the benefit of licensed long distance data and voice telecommunications carriers in Mexico. The Company issued 450,000 shares of its common stock valued at $292,843 in connection with the joint venture. ECC has made advances to the Company totaling $70,000 to be used for working capital. Later in 1998 this joint venture was rescinded by both parties due to the unlikely hood of the joint venture obtaining the required permits to engage in business in Mexico. ECC requested repayment of the $70,000 of advances and the Company settled such debt by allowing the venture partner to retain the shares. As a result of this settlement the Company charged to operation in fiscal 1999 the net amount between the investment and the advances.

NOTE 7 - NOTES PAYABLE

At September 30, 1999, the Company had various unsecured demand notes payable totaling $238,805 that bear interest at rates ranging from 10.5% to 12.75%.

Subsequent to year end, the Company converted accounts payable into a 10% note payable with a prior legal services provider for $129,741 and requires the Company to pay $5,000 per month for five months commencing on February 15, 2000. The remaining portion of the note including interest and fees is due on August 1, 2000.

NOTE 8 - RELATED PARTY TRANSACTIONS

At September 30, 1999, the Company had a note payable to an officer of $1,167,857 for contributions made to the Company for various uses. This note has been increased by $735,862 from subsequent to year end to March 31, 2000. The note bears interest at 7% per annum and is due on demand.

During 1999 and 1998, the Company wrote off various notes receivables from officers and directors of the Company amounting to $9,500 and $245,600. Such amounts were classified as compensation expense. There were no borrowings or payments received in connection with these notes.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

8% Convertible Notes

On January 30, 1998, the Company issued 8% convertible notes totaling $500,000 to non-U.S. persons in reliance upon Regulation S under the Securities Act of 1933. The notes were convertible into the Company's common stock at the lower of a conversion rate of $2.375 per share or 75% of the average closing bid price five days after the date of election. As additional consideration for the issuance of these notes, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of

                       EMB CORPORATION AND SUBSIDIARIES

$2.375 per share, fairly valued at $40,050. Costs incurred related to this offering amounted to $183,750, exclusive of the value of the warrants above. At the time of issuance of such notes, the Company recorded $166,667 for the value of the beneficial common stock conversion feature as an increase to additional paid-in capital, with a corresponding charge to operations for interest, as these notes were immediately convertible. The notes, originally due on January 30, 2000, were fully satisfied through the issuance of 693,152 shares of common stock during the year ended September 30, 1998. The unamortized debt issue costs of $109,680, were netted against the principal balance of $500,000, and reflected in shareholders' equity at the time of conversion. The effective interest rate on this note was in excess of 100%.

15% Convertible Notes

On July 6, 1998, the Company issued 15% convertible notes totaling $700,000. The principal amount of the note is convertible into shares of the Company's common stock at a conversion rate of $1.50 per share or 75% of the closing bid price of the Company's common stock at the time of issuance, whichever is lower. Interest is payable at maturity, or upon conversion on the notes, at 15% per annum. The notes are due on July 6, 2000. At the time of issuance of such notes, the Company recorded $233,333 for the value of the beneficial common stock conversion feature as an increase to additional paid-in capital, with a corresponding charge to operations for interest, as these notes were immediately convertible. Costs and fees related to this offering amounted to $151,787. The effective interest rate on this note is approximately 42% per annum.

On September 1, 1998, the Company issued 15% convertible notes in the principal amount of $1,000,000, as part of the termination of the sale of land located in Monterey, California in fiscal 1997 (see Note 5). The note is convertible into shares of the Company's common stock at a conversion rate of $1.50 per share, or 75% of the closing bid price of the Company's common stock at the time of issuance, whichever is lower. Interest is payable quarterly.. The notes are due on September 1, 2000. At the time of the issuance of such notes, the Company recorded approximately $340,000 for the beneficial common stock conversion feature as an increase to additional paid-in capital, with a corresponding charge to operations for interest as these notes were immediately convertible. The Company incurred a cancellation fee totaling $200,000 which was charged to operations in fiscal 1998. The effective interest rate on this note is approximately 32% per annum.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities located in Costa Mesa under operating leases from an unrelated third party that expire at various dates, ranging from one to three years. The Company also has various equipment leases that expire at various dates ranging from one to three years. Rental expense for the years ended September 30, 1999 and 1998, was $331,012 and $497,994, respectively.

Minimum future annual rental payments under the lease agreements are summarized as follows:

    Years Ending

                       EMB CORPORATION AND SUBSIDIARIES

    September 30
    ------------

        2000                             $357,580
        2001                              369,362
        2002                              204,813
        2003                               23,557
                                         --------
                                         $955,312
                                         ========


Additionally, the Company is subletting a portion of the facilities located in Costa Mesa to an unrelated party. The lease provides for rent totaling $8,350 on a month-to-month basis.

Litigation

On November 17, 1998, the Company settled a lawsuit with a prior lessor of rental space. Under the terms of the judgement the Company is required to pay $176,000 plus interest of 4.2% on the unpaid portion, plus the plaintiff's attorney fees amounting to $10,000. Such amounts have been included in accrued liabilities at September 30, 1999. There have been no payments by the Company towards this obligation.

On August 17, 1999, a judgment of $129,519 was entered against the Company. The suit was with a prior purchaser of loans who had requested that the Company repurchase a loan due to underwriting deficiencies made by the Company. There have been no payments by the Company towards this obligation. The Company charged discontinued operations in fiscal 1999 for the amount of this judgment.

In September 1999, a judgment of $100,431 was entered against the Company. The suit alleged that the Company had mistakenly withdrawn money out of a pledge account that was to be used towards the Company's warehouse line of credit upon defaults of loans sold to IMPAC. The Company charged discontinued operations in fiscal 1999 for the amount of this judgment.

Throughout fiscal 1999, the Company has had numerous lawsuits from creditors for payments on outstanding balances. Some of these lawsuits have resulted in judgments against the Company and there have been numerous liens placed on the Company's bank accounts. The majority of these claims are reflected as a liability in the financial statements due to services provided or goods received prior to the claims or judgments.

Additionally, as a result of the ceasing of operations in the first quarter in fiscal 1999 of EMB Mortgage, the majority of the Company's employees were terminated. At the time of termination the Company did not remit to the terminated employees their final paychecks, which should have included time earned and accrued vacation. As a result of this the Company has had numerous claims and complaints filed against them with the Labor Board.

The Company is involved in certain claims and legal proceedings in which monetary damages and other relief are sought. In some cases, the Company is vigorously contesting these claims. However, these claims are preliminary, and their ultimate outcome cannot presently be predicted. In other cases, the

                       EMB CORPORATION AND SUBSIDIARIES

Company has settled or agreed to such demands. The majority of these claims were already reflected as a liability in the financial statements due to services provided or goods received prior to the claim. In any event, it is the opinion of management that any liability of the Company for claims or proceedings will not materially affect its financial position.

Consulting contracts

During fiscal 1999 the Company entered into various agreements for consulting services for the purpose of locating private placement funds, acquisition and joint venture opportunities. In connection with these agreements the Company issued 8,250,263 shares of common stock valued at $4,654,580 in fiscal 1999. There were no cash payments made toward these agreements in 1999. As of September 30, 1999, the Company did not have any obligations to issue additional amounts of common stock or tender cash under such agreements. Subsequent to September 30, 1999 the Company entered into additional consulting contracts of which 900,000 shares of common stock valued at $364,000 were issued.

NOTE 11 - SHAREHOLDERS' EQUITY (DEFICIT)

Shares Authorized

The Company is currently authorized to issue 30,000,000 shares of its common stock and 5,000,000 shares of preferred stock.

As of March 31, 2000, the Company has issued 29,865,128 shares (unaudited). The Company's outstanding dilutive securities which, upon conversion and/or exercise, will exceed the authorized shares of the Company. The Company requires shareholder approval to increase the number of shares outstanding from 30,000,000. In the event such approval is not obtained, the Company's board of directors may be deemed to be negligent in its oversight activities, and may have caused certain transactions to be void or invalid.

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

Series A, Convertible Preferred Stock

In August 1997, the Company designated 1,066,666 shares of its authorized preferred stock as Series A, 8% Convertible Preferred Stock (the "A Preferred") and sold 648,648 shares of A Preferred for $1,009,000, net of fees and commissions of $191,000 in a private placement. As additional consideration, the Company issued warrants to purchase 150,000 shares of the Company's common stock at an initial exercise price of $1.85 per share. The A Preferred has a stated value of $1.85 and is entitled to receive cumulative dividends at an annual rate of $0.148 per share (8% per annum), payable quarterly when and if declared by the Board of Directors and convertible, at any time at the option of the holder, into shares of the Company's common stock at a conversion price equal to the lesser of (a) $1.85 per share or (b) 75% of the average closing bid price of the common stock during the five trading days

                       EMB CORPORATION AND SUBSIDIARIES
immediately preceding such conversion. In the event of any noticed conversion of the A Preferred at a conversion price of less than $1.125 per common share, the Company may, at its option, redeem the shares of the A Preferred, in whole or in part, at an amount equal to 117% of the purchase price of the holder's A Preferred plus an amount equal to accrued and unpaid dividends, if any, to (and including) the date fixed for redemption, whether or not earned or declared. Each share of A Preferred is entitled to vote on any matter submitted to the shareholders as if the A Preferred had been converted into common stock, and each share has a liquidation reference equal to $2.16.

On December 31, 1997, the Company repurchased 486,486 A Preferred shares in connection with the issuance of B Preferred at $2.57 per share. Accordingly the difference between the original purchase price and the repurchase price of $493,297 was charged to accumulated deficit. In fiscal 1998, holders of 54,865 shares of A Preferred elected to convert their interests into 182,214 shares common stock, as provided under the terms of the A Preferred. During fiscal 1999, the holders elected to convert 93,784 shares of A Preferred into 741,960 shares of common stock. At September 30, 1999, the Company had 13,514 shares of its A Preferred outstanding with a carrying value of $20,725. Subsequent to year end, the holders elected to convert the balance of 13,514 shares of A Preferred into 68,499 shares of common stock.

Series B, Convertible Preferred Stock

Effective December 31, 1997, the Company issued 175,000 shares of Series B, 10% Convertible Preferred Stock (the "B Preferred") for $2.00 per share or $350,000, and issued 500,000 shares of B Preferred for the repurchase of 486,486 shares of its outstanding A Preferred.

Series B Preferred has a stated value of $2.00 per share and is entitled to receive cumulative dividends at an annual rate of $0.20 per share (10% per annum), payable quarterly when and if declared by the Board of Directors and is convertible, at any time at the option of the holder, into shares of the Company's common stock at a conversion price equal to the lesser of (a) $1.50 per share or (b) 75% of the average closing bid price of the common stock during the five trading days immediately preceding such conversion. In the event of any noticed conversion of the B Preferred at a conversion price of less than $1.125 per common share then the Company may, at its option, redeem the shares of the B Preferred, in whole or in part, at an amount equal to 117% of the purchase price of the holder's B Preferred plus an amount equal to accrued and unpaid dividends, if any, to (and including) the date fixed for redemption, whether or not earned or declared. Each share of B Preferred is entitled to vote on any matter submitted to the shareholders as if the B Preferred had been converted into common stock, and each share has a liquidation reference equal to $2.375.

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

                       EMB CORPORATION AND SUBSIDIARIES

During fiscal 1998, certain holders of B Preferred shares elected to convert 175,000 shares into 350,000 shares of common stock, as entitled under the terms of the B Preferred. During fiscal 1999, the holders of 402,500 shares of B Preferred elected to convert into 3,023,224 shares of common stock as provided under the terms of the Preferred B. At September 30, 1999, the Company had 97,500 shares of B Preferred outstanding with a carrying value of $183,100. Subsequent to year end, the holders elected to convert the balance of 97,500 shares of B Preferred into 540,674 shares of common stock.

Common Stock

During the first quarter of 1998, the Company issued 405,000 shares of common stock, valued at $610,875, in connection with its master funding commitment.

During fiscal 1998, the Company issued 1,434,000 shares of common stock to various non-affiliated persons or entities as consideration for consulting services pursuant to various consulting agreements between the Company and those persons or entities. The value of such transactions amounted to $2,311,897 and was charged to discontinued operations in fiscal 1998
During fiscal 1999, the Company issued 8,250,263 shares of common stock to various non-affiliated persons or entities as consideration for consulting services pursuant to various consulting agreements between the Company and those persons or entities. The value of such transactions amounted to $4,654,580 and was charged to discontinued operations in fiscal 1999.

Subsequent to year end the Company issued 900,000 shares valued at $364,000 to consultants for various services. Additionally, 1,550,000 shares of common stock valued at $489,500 were issued to employees and certain affiliated individuals of the Company for services rendered.

For additional common stock transactions in fiscal 1999 and 1998, refer to Note 3 for acquisitions of businesses, Note 11 for conversion of the 8% convertible notes, above for conversion of certain A Preferred and B Preferred shares and
Note 15 for subsequent events.

Common Stock Purchase Warrants

The following table summarizes common stock warrant activity during the years ended September 30, 1999 and 1998:

                                   1999                 1998
                                   ----                 ----


Beginning balance                 618,750              212,500

Issued                          1,250,000              618,750
Exercised                               -                    -
Expired                                 -             (212,500)
                                ---------             --------

Ending balance                  1,868,750              618,750
                                =========             ========

As of September 30, 1998, the exercise price of outstanding warrants range from $1.50 - $2.50 and expire at various times through May 2002. See Note 3 for discussion of warrants issued in fiscal 1999.

Common Stock Dilutive Securities

The table set forth below represents common stock reserved for common stock equivalents and convertible securities at September 30, 1999 and 1998:

                                                 1999                 1998
                                                 ----                 ----

Warrants                                      1,868,750              618,750
Series A, Convertible Preferred Stock            37,342              243,905
Series B, Convertible Preferred Stock           316,062            1,338,721
15% Convertible Notes                         3,063,063            2,490,842
                                            -----------          -----------
                                              5,285,217            4,692,218
                                            ===========          ===========


These common stock equivalents have been excluded from the calculation of the weighted average shares outstanding, as their effects are anti-dilutive. Subsequent to September 30, 1999, the Company cancelled warrants to purchase 1,250,000 shares of common stock granted in connection with the AMRES acquisition.

NOTE 12 - INCOME TAXES

                       EMB CORPORATION AND SUBSIDIARIES

At September 30, 1999, the Company had net operating loss carry-forwards for federal and state income tax purposes totaling approximately $21.8 million and $10.9 million, respectively, which for federal reporting purposes, begin to expire in 2009 and fully expire in 2013. For state purposes, the net operating loss carry-forwards begin to expire in 2000 and fully expire in 2002. The net deferred tax assets at September 30,1999, before considering the effects of the Company's valuation allowance amounted to approximately $8.1 million. The Company provided an allowance substantially all its net deferred tax assets since they are unlikely to be realized through future operations. The valuation allowance for net deferred tax assets increased approximately $3.4 million and $2.0 million during the years ended September 30, 1999 and 1998, respectively. The Company's provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                          1999               1998
                                                                          ----               ----
Cash paid for interest and income taxes:
 Interest                                                               $        -       $    65,437
 Income taxes                                                                    -                 -

Non-cash investing and financing transactions:
 Capital lease obligations incurred for property and equipment                   -           430,555
 Common stock canceled for investment
   in joint venture                                                              -        (1,137,500)
 Conversion of notes into common stock, net of
   of unamortized debt issue costs of $109,680                                   -           390,320
 Common stock issued for acquisition of ICI                                      -           684,000
 Common stock issued for acquisition of PHG                                      -           191,000
 Common stock issued for acquisition of ATC                                      -           171,000
 Common stock issued for acquisition of AMRES                            1,567,230                 -
 Common stock issued for acquisition of RMC                                470,169                 -
 Common stock issued for direct acquisition costs in
   connection with the acquisition of AMRES and RMC                      2,061,211                 -
 Common stock issued for master funding agreement                                -           610,875
 Common stock issued for services rendered in connection
   with capital raising activities                                               -           273,000
 Value of warrants issued in connection with capital                             -           192,981
   raising activities
 Value of warrants issued in connection with AMRES                       1,250,500                 -
   acquisition
 Value of beneficial common-stock conversion features                            -           958,333
 Common stock issued for services                                       $4,654,580       $ 2,311,897

NOTE 14 - RETIREMENT PLAN

                       EMB CORPORATION AND SUBSIDIARIES

The Company adopted a 401(k) retirement plan effective August 1, 1997. As of the adoption date, the plan covers all employees who are at least 21 years of age. Thereafter, an employee must have four months of service and be at least 21 years of age to be eligible. Under the plan, the employees may contribute up to 15% of their compensation. The Company holds the right to make a discretionary contribution. There were no contributions to the plan made by the Company for the years ended September 30, 1999 and 1998.

NOTE 15 - SUBSEQUENT EVENTS

On February 14, 2000, the Company acquired all the issued and outstanding stock of Titus Real Estate Corp. in exchange for 100,000 shares of the Company's common stock fairly valued at $110,500.

On January 12, 2000, the Company agreed to sell to e-Net Financial.com Corp ("e-Net")will acquire all of the outstanding stock, currently held by the Company, of AMRES among other interests. In addition, the Company will transfer to e-Net all of the rights of EMB to acquire Titus Asset Management ("Titus"), under an existing Letter of Intent between the Company and Titus. In exchange, The Company will receive 7,500,000 shares of common stock of the e-Net and cash in the amount of $4,000,000. The acquisition purchase price will be determined based on the average trading prices of e-Net common stock near the close of the transaction. The estimated value of AMRES as negotiated by the parties was approximately $20 million. The actual purchase price may differ at the time of close. The Company expects to record a significant gain from the sale of AMRES at the time of close. There are no assurances that the purchase will be consummated.

See Notes 1, 8, 9, 10 and 11 for discussion of additional subsequent events.

                               INDEX TO EXHIBITS


Exhibit No.       Exhibit Name                       Page
-----------       ------------                       ----

23.1              Consent of McKennon Wilson
                  and Morgan LLP


27.1              Financial Data Schedule