Form 10QSB
period 2000-03-31
EMB CORP
filed 2000-05-19
CIK 1017797

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________

     Commission File Number:  1-11883


                                EMB CORPORATION
                                ---------------
                       (Name of small business issuer as
                           specified in its charter)

              Hawaii                                     95-3811580
  ------------------------------------     -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


        3200 Bristol Street, Eighth Floor, Costa Mesa, California 92626
        ---------------------------------------------------------------
                   (Address of principal executive offices)

                                (714) 437-0738
                            ----------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No _____
                                                               ----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes  ____   No _____

Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 29,949,928 as of May 15, 2000.

Transitional Small Business Disclosure Format (Check One):  Yes ____  No   X
                                                                         -----

PART - FINANCIAL INFORMATION


                       EMB CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                             As of March 31, 2000

                                    ASSETS
Current assets:
   Cash                                                                              $     38,218
   Restricted cash                                                                         37,116
   Other current assets                                                                    81,218
                                                                                     ------------
       Total current assets                                                               156,552

Property and equipment, net                                                                36,021
Land held for sale                                                                         43,000
Goodwill                                                                                3,616,304
Other assets                                                                              163,141
                                                                                     ------------

                                                                                     $  4,015,018
                                                                                     ============
                             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities                                          $    977,838
   Note payable to related party                                                        1,998,036
   Net liabilities of discontinued operations                                           5,001,445
   Notes payable                                                                          695,150
                                                                                     ------------
       Total current liabilities                                                        8,672,469

Convertible notes payable                                                               1,700,000
                                                                                     ------------
       Total liabilities                                                               10,372,469
                                                                                     ------------

Commitments and contingencies

Shareholders' deficit:
   Common stock                                                                        22,614,219
   Accumulated deficit                                                                (28,971,670)
                                                                                     ------------
       Total shareholders' deficit                                                     (6,357,451)
                                                                                     ------------

                                                                                     $  4,015,018
                                                                                     ============

                       EMB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended March 31, 2000 and 1999

                                                          Three Months                        Six Months
                                                 -----------------------------       -----------------------------
                                                     2000             1999               2000             1999
                                                 -----------       -----------       -----------      ------------
General and administrative expenses              $   156,526       $   184,207       $   326,420      $    518,038

Interest expense                                      51,251            32,905           134,034            99,653
                                                 -----------       -----------       -----------      ------------

Loss before income taxes                            (207,777)         (217,112)         (460,454)         (617,691)

 Provision for income taxes                                -                 -               800               800
                                                 -----------       -----------       -----------      ------------

Loss from continuing operations                     (207,777)         (217,112)         (461,254)         (618,491)

Loss from discontinued operations                   (504,687)       (3,245,564)       (1,464,152)     $ (4,376,686)
                                                 -----------       -----------       -----------      ------------

    Net loss                                     $  (712,464)      $(3,462,676)      $(1,925,406)     $ (4,995,177)
                                                 ===========       ===========       ===========      ============

Basic and diluted loss per common share:
 Continuing operations                           $     (0.01)      $     (0.01)      $     (0.02)     $      (0.05)
                                                 ===========       ===========       ===========      ============
 Discontinued operations                               (0.02)            (0.21)            (0.05)            (0.33)
                                                 ===========       ===========       ===========      ============
 Net loss                                        $     (0.02)      $     (0.22)      $     (0.07)     $      (0.37)
                                                 ===========       ===========       ===========      ============

Basic and diluted weighted average shares         29,486,201        15,595,172        28,486,201        13,351,431
                                                 ===========       ===========       ===========      ============

                      EMB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASHFLOWS

               For the Six Months Ended March 31, 2000 and 1999

                                                                                  2000                 1999
                                                                               -----------         ------------
Cash flows from operating activities:
 Net loss                                                                      $(1,925,406)        $ (4,995,177)
 Adjustments to reconcile net loss to net cash
   Provided by (used) in operating activities:
    Common stock issued for services                                               853,500            1,677,998
    Amortization of common stock issued for debt financings                              -              105,500
    Provision for write off of goodwill and ICI severance agreement                      -              828,211
    Write off for impairment of fixed assets                                             -              500,000
    Depreciation and amortization                                                  357,395              147,331
     Changes in operating assets and liabilities:
     Accounts receivable                                                           (23,727)              13,010
     Mortgage loans held for sale                                                   (1,500)          12,677,178
     Other current assets                                                          (59,525)            (125,766)
     Accounts payable and accrued liabilities                                      (21,925)           1,082,707
     Payroll taxes payable                                                         233,893              619,148
     Other current liabilities                                                      (9,076)            (279,630)
                                                                               -----------         ------------

 Net cash provided by (used) in operating activities                              (596,371)          12,250,510
                                                                               -----------         ------------

Cash flows from investing activities:
 Purchases of property and equipment                                                (5,200)             (61,671)
 Cash received from acquisitions                                                       302                    -
 Decreases in other assets                                                          30,716               50,851
                                                                               -----------         ------------

 Net cash provided by (used in) investing activities                                25,818              (10,820)
                                                                               -----------         ------------

Cash flows from financing activities:
 Borrowings (repayments) on warehouse line of credit, net                                -          (12,716,722)
 Payments under capital lease obligations                                         (152,908)            (223,363)
 Proceeds from related party borrowings                                            883,581               97,643
 Proceeds from (payments) of convertible and other notes payable                  (110,339)             577,791
                                                                               -----------         ------------

 Net cash provided by (used in) financing activities                               620,334          (12,264,651)
                                                                               -----------         ------------

Net (decrease) increase in cash                                                     49,781              (24,961)

Cash at beginning of period                                                         47,801               24,961
                                                                               -----------         ------------

Cash at end of period                                                          $    97,582         $          -
                                                                               ===========         ============

NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of EMB Corporation and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the three and six months ended March 31, 2000 and 1999, respectively. These consolidated financial statements include the accounts of EMB Corporation and its subsidiary companies (together "the Company"). Results for the six months ended March 31, 2000, are not necessarily indicative of the operations which may occur during the year ending September 30, 2000. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30,1999 for further information.

Going Concern

Through March 31, 2000, the Company has incurred significant losses. At March 31, 2000, the Company had a working capital deficit of $8.5 million, which included approximately a $3.5 million liability to federal and state agencies for employee and employer payroll taxes. The Company dramatically reduced its operations on or about December 22, 1998, to significantly reduce the losses from operations. The Company has been relatively inactive in fiscal 1999 and discontinued their mortgage operations in the beginning of fiscal 2000. Management is currently funding its operations through loans from affiliates and/or officers. The Company requires immediate proceeds from a financing or from the sale of its land to meet its current obligations. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey, California. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net losses.

Information in this report should be read in conjunction with the Company's consolidated financial statements as stated in its reports on Form 10-KSB for the fiscal years ended September 30, 1999, and September 30, 1998. The accompanying consolidated financial information is not necessarily indicative of the results for the year ended September 30, 2000.

NOTE 2 - LOSS PER COMMON SHARE

Basic and diluted loss per common share is based on the weighted average number of common shares outstanding during the period. Outstanding options and warrants have not been included in the calculation of the weighted average shares outstanding since their effects are anti-dilutive.

NOTE 3 - SHAREHOLDERS' DEFICIT

During the three month period ended March 31, 2000 the Company issued 500,000 shares of common stock valued at $160,000 to certain consultants and advisors for services provided. Services rendered to the Company consisted of strategic advisory services, divestiture and other general business advisory services.

On February 14, 2000, the Company acquired all the issued and outstanding stock of Titus Real Estate Corp. ("Titus Real Estate") in exchange for 100,000 shares of the Company's common stock fairly valued at $110,500. The agreement was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $505,327 allocated to goodwill. The Company will amortize the goodwill over a seven-year period. Titus Real Estate owns a combination of non-operated working and royalty interests in 71 producing oil and gas wells located in the State of Oklahoma.

During the second quarter the holders of A Preferred elected to convert the balance of 13,514 shares of A Preferred into 68,499 shares of common stock.

Additionally, in the second quarter the holders of B Preferred elected to convert the balance of 97,500 shares of B Preferred into 540,674 shares of common stock.

As of May 15, 2000 (Unaudited) the Company had 29,949,928 shares of common stock issued and outstanding. The Company has outstanding dilutive securities which, upon conversion and/or exercise, will exceed the authorized shares of common stock of the Company. The Company requires shareholder approval to increase the number of shares outstanding.

NOTE 4 - DISCONTINUED OPERATIONS

The operating results of the discontinued mortgage banking operations are summarized as follows:

                                        Three Months Ended March 31,              Six Months Ended March 31,
                                  ----------------------------------------  --------------------------------------
                                            2000                 1999                2000                1999
                                            ----                 ----                ----                ----
Revenues                                 $ 1,400,670          $ 1,172,778         $ 2,775,169         $ 4,666,768
Operating expenses                        (1,984,205)          (4,423,966)         (4,348,521)         (9,018,301)
Other income, net                             78,848                5,624             109,200             (25,153)
                                         -----------          -----------         -----------         -----------
Net loss from discontinued
 operations                              $  (504,687)         $(3,245,564)        $(1,464,152)        $(4,376,686)
                                         ===========          ===========         ===========         ===========

The net liabilities of discontinued operations are summarized as follows as of March 31, 2000:

Cash                                                      $    59,364
Current assets                                                360,352
Property and equipment, net                                   433,713
Land                                                          800,000
Other assets                                                   29,111
Current liabilities, excluding payroll liabilities         (1,637,062)
Payroll liabilities                                        (3,469,718)
Notes payable                                              (1,577,205)
                                                          -----------
Net liabilities of discontinued operations                $(5,001,445)
                                                          ===========

At March 31, 2000, the Company has unpaid federal and state payroll tax liabilities of approximately $3.5 million, including estimated penalties and interest. During fiscal 1999 and 1998, payroll tax deposits were not made through the date the Company ceased operations of EMB Mortgage in 1999. Penalties and interest continue to accrue into fiscal 2000. Certain officers may be held personally liable in the event the Company does not satisfy these obligations.

In connection with its mortgage banking activities, the Company was required to repurchase loans, which failed within a specific time period or were funded based on fraudulent information provided by the debtor and not detected by the Company's underwriting policies and procedures. In connection with the repurchase of these assets from the Company's mortgage warehouse lender, the Company issued a note totaling $923,976. The non-interest bearing note was payable on August 15, 1999. The note is currently in default and subject to a 5% late fee. The note is secured by the land located in Monterey County, California.

NOTE 5 - SUBSEQUENT EVENT

On April 12, 2000, the Company entered into an Amended and Restated Purchase Agreement with e-Net Financial.com Corp ("e-Net"). The Company agreed to sell to e-Net all of the outstanding stock, currently held by the Company of American Residential Funding, Inc. ("AMRES") among other interests. In addition, the Company transferred to e-Net all of its rights to acquire Titus Asset Management ("Titus"), under an existing Letter of Intent between the Company and Titus. In exchange, the Company received 7,500,000 shares of common stock of e-Net, cash in the amount of $1,595,000 and a short-term promissory note in the amount of $2,405,000. The Company will distribute the e-Net common stock received by the Company as a result of this transaction to the Company's shareholders as a dividend. The Company has set a record date of May 31, 2000 for this distribution. The Company is currently assessing the final purchase price and is obtaining an independent valuation for the e-Net common stock received. A gain is expected to be recorded in the third quarter ending June 30, 2000 as a result of the sale of AMRES. On May 17, 2000 the Company received a payment of $1,400,000 toward the short-term promissory note receivable from e-Net.

Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999, for additional events subsequent to September 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

     In fiscal 1998, the Company expanded its mortgage banking operations through its acquisitions of Investment Consultants, Inc. ("ICI") and Preferred Holding Group, Inc. ("PHG"). In fiscal 1999, the Company ceased its mortgage banking operations of EMB Mortgage Corporation and divested itself of ICI due to an economic downturn in the mortgage banking industry. Later in fiscal 1999, the Company re-commenced its mortgage banking operations through acquisitions of AMRES and Residential Mortgage Corporation ("RMC"). Effective September 1999, EMB Mortgage was no longer in operation.

     At the time of its acquisition by the Company, AMRES operated four company-owned offices and licensed 10 Net Branch offices, all of which were located in Southern California. With respect to company-owned offices, AMRES pays all operational expenses and retains all of the income generated from that office. A Net Branch differs in that AMRES entered into an agreement with an independent, third party mortgage or real estate broker, licensing it to use the AMRES name and to operate an AMRES-branded branch. The owner-manager of the Net Branch pays all expenses of the Net Branch, including a payment to AMRES of a pre-established fee for each closed mortgage loan. All net income is retained by and all net loss is borne by, the Net Branch owner-manager. The amount of the fee paid to AMRES varies depending upon the loan type and amount. In addition, AMRES receives various costs associated with the loans which are charged to the borrower(s). As of March 31, 2000, AMRES had four Company owned offices located in Southern California. In addition, it had approximately 80 Net Branch offices which were located in Southern California, Hawaii, Arizona and Florida.

     Mortgages originated by the Company, through AMRES were primarily brokered to various mortgage lenders. On January 12, 2000, the Company entered into an agreement with e-Net Financial.com Corporation ("e-Net"), whereby e-Net acquired certain of the assets of the Company, including all of the outstanding stock of AMRES, the primary operating subsidiary of the Company. This transaction, which closed on April 12, 2000, resulted in the Company discontinuing all of its mortgage banking operations.

     Prior to its acquisition by the Company in May 1999, RMC had not actively engaged in business for approximately one year. At that time the Company began to reactivate warehouse line of credit and government approvals for RMC. With its decision, in January 2000, to divest itself of its mortgage banking operations, on February 22, 2000, the Company sold its interest in RMC to another mortgage banking entity.

     Upon completion of the sales of AMRES and RMC (see Note 5 to the Company's Consolidated Financial Statements, above), the Company changed the focus of its operations from a financial services company to a natural resources development company, through development of possible oil and water reserves associated with its real property located in Monterey County, California, and through acquisitions of other properties, including interests in producing oil and gas and/or water properties such as Titus Real Estate. Titus Real Estate owns a combination of non-operated working and royalty interests in 71 producing oil and gas wells located in the State of Oklahoma.

RESULTS OF OPERATIONS

Continuing Operations for the Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999.

General and Administrative Expenses

General and administrative expenses decreased to $156,526 during the three months ended March 31, 2000 from $184,207 during the same period in 1999, a decrease of $27,681 or 15%. This decrease is principally attributed to decrease in expenses related to the ceasing of operations of the Company's subsidiaries in fiscal 1999. The Company continues to incur costs as a public company consisting of salaries, rents, utilities, legal and professional services.

Interest Expense

Interest expense increased to $51,251 during the three-month period ended March 31, 2000 from $32,905 in 1999. Interest expense for both periods consisted of accrued interest payable on the convertible debt and the note due to a related party. The increase is attributed to the increase in the note payable to the related party.

Discontinued Operations for the Three Months Ended March 31, 2000, Compared to the Three Months Ended March 31, 1999.

Revenues

Mortgage loan revenues, net of commitment fees, increased by $227,892 or 19% to $1,400,670 during the three-month period ended March 31, 2000 from $1,172,778 in 1999. Revenues were generated primarily from loan processing and resale of mortgage loans. The increase in revenues was attributable to the Company including the operations of AMRES during the three months ended March 31, 2000. In fiscal 1999 AMRES had not been acquired by the Company until the third quarter and EMB Mortgage had ceased the majority of its operations.

Loan Origination Costs

Loan origination costs increased to $1,061,742 during the three-month period ended March 31, 2000 from $590,113 in 1999. This increase is attributable to the Company including the operations of AMRES during the three months ended March 31, 2000. As of the second quarter of fiscal 1999 the Company had ceased the majority of operations of EMB Mortgage.

General and Administrative Expenses

General and administrative expenses of the discontinued operations decreased to $922,463 during the three-month period ended March 31, 2000 from $3,833,853 in 1999, a decrease of $2,911,390 or 76%. This decrease is principally attributable to the ceasing of EMB Mortgage and a reduction in staff for the corporate operations of the Company. Additionally, the Company issued common stock to various individuals for finance related consulting services in fiscal 1999; these services were charged to consulting expense.

Other Income and Expense

Other income and expense increased to $78,848 during the three-month period ended March 31, 2000 from $5,624 in 1999. During fiscal 2000 the Company began negotiating settlements for amounts owed to certain vendors. Some amounts have been settled below the obligation, these differences have been recorded as other income in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources have historically been provided by cash from financing activities, primarily from the sale of its preferred stock and warrants, and through convertible debt instruments and warrants. Due to the extended losses incurred by the Company, its cash was being depleted rapidly from operations. At March 31, 2000, the Company had a working capital deficit of $5.0 million. The Company reduced its operations on or about December 22, 1998 to significantly reduce the losses and cash flows from operations. The Company began originating loans through its acquisition of AMRES in May 1999. Management is currently funding its operations through loans from affiliates and/or officers. No cash flows have been generated through the sale of common or preferred stock, or convertible debt securities in fiscal 2000 and management does not believe such capital will be available to them. Management currently believes its sole source of repayment of its obligations will come from the sale of its AMRES and RMC subsidiaries. There are no assurances that the balance of the proceeds of the sale will be received. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    PART II

                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

               On or about November 17, 1998, the Company entered into a Stipulated Judgment in the matter of Yamaichi International (America) Inc., vs.
                                     ------------------------------------------
EMB Corporation, USDC, Southern District of New York, Case No. 98-7152 (DLC).
----------------
The lawsuit arose out of the obligation of the Company to pay rent for its branch corporate office in New York City. The total amount of the judgment was $186,000. As of March 31, 2000, the Company has paid approximately $7,100 toward the judgment.

               On or about August 4, 1999, a judgment was entered against the Company in the matter of Resource Bancshares Mortgage Group, Inc. vs. EMB
                         ------------------------------------------------
Mortgage Corporation, Circuit Court for Palm Beach County, Florida, Case No. 99-
--------------------
2106-AO. The amount of the judgment was $129,518.57, and arose out of a mortgage loan which Resource Bancshares Mortgage Group, Inc. ("RBMG") had requested the Company to repurchase due to underwriting deficiencies. The mortgage loan in question had been underwritten by Republic Mortgage Insurance Company and/or RMIC Corporation (collectively, "RMIC") pursuant to a contract underwriting agreement by and between RMIC and the Company. This agreement provided for RMIC to provide certain remedies, including indemnification, to the Company in the event of the failure of the RMIC underwriters to underwrite the Company's mortgage loans in accordance with investor guidelines. The effectiveness of the indemnification provisions of the agreement is dependent upon the result of negotiations between the Company and RMIC, as further discussed in the following paragraph.

               The Company and RMIC are currently engaged in litigation, Republic Mortgage Insurance Corporation and RMIC Corporation vs. EMB Mortgage
-----------------------------------------------------------------------------
Corporation, Forsyth County, North Carolina Superior Court, Civil Action No. 98
-----------
CVS 11380 and a judgment was filed in favor of RMIC in April 1999, which has now been fully satisfied by the Company. This lawsuit arises out of fees allegedly owed RMIC by the Company for underwriting services provided by RMIC to the Company in its Daytona Beach, Florida office. Management of the Company believes that RMIC and/or Joseph K. Brick, former Vice President of the Company and former manager of its Daytona Beach operations, may be liable to indemnify the Company for the losses incurred by the Company in connection with the mortgage loan which is the basis for the RBMG litigation and any other potential losses involving loans underwritten by RMIC at the Daytona Beach office. The Company and RMIC are currently engaged in settlement discussions which, the Management of the Company believes, will result in RMIC assuming such liability.

               The Company and Joseph K. Brick are currently engaged in litigation, Joseph K. Brick vs. EMB Corporation, Circuit Court, Seventh Judicial
            -----------------------------------
District, Volusia County, Florida, Case no. 99-30669 CICI. The Company has filed a Motion to dismiss the complaint for failure to state a cause of action and for lack of jurisdiction. If granted, the Company intends to initiate proceedings against Mr. Brick and others in the State of California.

               In September 1999, the Company entered into a Stipulation for Judgment in the matter of Southern Pacific Thrift & Loan vs. EMB Corporation, et
                          ------------------------------------------------------
al., Orange County, California Superior Court, Case no. 807620. The case arose
------------------
out of money due IMPAC Warehouse Lending Group, Inc., on a pledge account towards the warehouse line of credit in favor of EMB Mortgage Corporation. The agreement provides for payment by the Company to Southern Pacific Thrift & Loan of the sum of $100,431.13. At present the Company has full satisfied this judgment.

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

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2000.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

   *Exhibits filed herewith. Other exhibits are incorporated by reference to previous filings.

               Exhibit 10.1 - Purchase Agreement, dated January 12, 2000, by and between the Company and e-Net Financial
                              Corporation, which was filed with the Securities and Exchange Commission on January 19, 2000 as an exhibit to Form 8-K, is hereby incorporated by this reference.

               Exhibit 10.2 - Stock Purchase Agreement, dated May 7, 1999, by and among the Company, Vincent Rinehart and AMRES Holdings, LLC, which was filed with the Securities and Exchange Commission on April 11, 2000 as an exhibit to Form 8-K, is hereby incorporated by this reference.

               Exhibit 10.3 - Amended and Restated Purchase Agreement dated
                              April 12, 2000, by and between the Company and e-Net Financial.Com Corporation, which was filed with the Securities and Exchange Commission on April 18, 2000 as an exhibit to Form 8-K, is hereby incorporated by this reference.

               Exhibit 27*  - Financial Data Schedule

     (b)  Reports on Form 8-K.

               On January 19, 2000, the Company filed a report on Form 8-K which disclosed the Purchase Agreement, dated January 12, 2000, entered into by and between the Company and e-Net Financial Corporation, whereby the Company agreed to sell certain of its assets to e-Net Financial Corporation.

               On April 11, 2000, the Company filed a report on Form 8-K which disclosed the Stock Purchase Agreement, dated May 7, 1999, entered into by and among the Company, Vincent Rinehart and AMRES Holdings, LLC, whereby the Company agreed to purchase the stock of American Residential Fundings, Inc.

               On April 18, 2000, the Company filed a report on Form 8-K which disclosed the Amended and Restated Purchase Agreement, dated April 12, 2000, entered into by and between the Company and e-Net Financial.Com Corporation, whereby the Company agreed to sell certain of its assets to e-Net Financial.Com Corporation.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EMB CORPORATION


Date:  May 19, 2000           By:  /s/ James E. Shipley
                                 -----------------------
                                 James E. Shipley
                                 Director, President, and Principal Financial
                                 and Accounting Officer


Date:  May 19, 2000           By:  /s/ William V. Perry
                                 -----------------------
                                 William V. Perry
                                 Director, Vice President,
                                 and Secretary