Form 10QSB
period 2000-06-30
EMB CORP
filed 2000-08-22
CIK 1017797

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

           HAWAII                                       95-3811580
--------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

             10159 E. 11TH STREET, SUITE 415, TULSA, OKLAHOMA 74128
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (918) 836-8575
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ____ No _____

Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 4,457,777 as of August 15, 2000.

Transitional Small Business Disclosure Format (Check One):  Yes ____  No    X
                                                                         -----

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EMB CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               AS OF JUNE 30, 2000

                                     ASSETS

Current assets:
   Cash                                                     $            195,257
   Restricted cash                                                        38,470
   Note receivable                                                     1,055,000
   Other current assets                                                  145,922
                                                            --------------------
         Total current assets                                          1,434,649

Property and equipment, net                                               36,021
Land held for sale                                                        43,000
Equity investment                                                      7,500,000
Lease rights                                                             425,000
Other assets                                                             163,141
                                                             -------------------

                                                            $          9,601,811
                                                             ===================



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                 $          1,160,050
   Note payable to related party                                         784,543
   Net liabilities of discontinued operations                          4,342,732
   Convertible debt                                                    1,000,000
   Notes payable                                                         642,219
                                                             -------------------
         Total current liabilities                                     7,929,544
                                                             -------------------


Shareholders' equity:
   Common stock                                                       22,465,672
   Accumulated deficit                                              (20,793,405)
                                                             -------------------
         Total shareholders' equity                                    1,672,267
                                                             -------------------

                                                            $          9,601,811
                                                             ===================
          See accompanying notes to consolidated financial statements.

                        EMB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                              THREE MONTHS                       NINE MONTHS
                                                              ------------                       -----------
                                                         2000             1999             2000              1999
                                                         ----             ----             ----              ----

Revenues, net                                       $     5,518     $           -     $      43,570    $           -

General and administrative expenses                     155,288           177,569           519,760          695,607
Impairment of goodwill                                  498,309                 -           498,309                -
                                                    -----------     -------------     -------------    -------------

                                                       (648,079)         (177,569)         (974,499)        (695,607)


Other income (expense):
Other                                                    69,235                 -            69,235                -
Interest expense                                        (14,851)          (34,225)         (148,885)        (133,878)
                                                    -----------     -------------     -------------    -------------
Loss before income taxes                               (593,695)         (211,794)       (1,054,149)        (829,485)

   Provision for income taxes                                 -                 -               800              800

Loss from continuing operations                        (593,695)         (211,794)       (1,054,949)        (830,285)

Income (loss) from discontinued operations            8,771,959        (2,309,713)        7,307,807       (6,686,444)
                                                    -----------      ------------      ------------    -------------

        Net income (loss)                           $ 8,178,264     $  (2,521,507)    $   6,252,858    $  (7,516,729)
                                                    ===========     =============     =============    =============

Basic and diluted income (loss) per common share:

   Continuing operations                            $      (.30)   $        (0.13)    $       (0.55)   $       (0.85)
                                                    ===========     =============      ============     ============
   Discontinued operations                                 4.48             (1.37)             3.81            (6.81)
                                                    ===========     =============      ============     ============
   Net loss                                         $      4.18    $        (1.50)    $        3.26    $       (7.66)
                                                    ===========     =============      ============     ============

Basic and diluted weighted average shares             1,957,777         1,681,005         1,918,646          981,715
                                                    ===========      ============      ============     ============

          See accompanying notes to consolidated financial statements.

                        EMB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASHFLOWS

                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                   2000              1999
                                                                                   ----              ----
Cash flows from operating activities:

   Net income (loss)                                                        $    6,252,858  $    (7,516,729)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Common stock issued for services                                           853,500        3,568,547
        Amortization of common stock issued for debt financings                          -          150,500
        Provision for write off of goodwill and ICI severance agreement            498,310          828,211
        Write off for impairment of fixed assets                                         -          500,000
        Depreciation and amortization                                              394,665          258,384
        Gain on sale of discontinued operations                                 (9,303,430)               -
        Changes in operating assets and liabilities net of
        net assets sold:
          Accounts receivable                                                      (27,570)          (6,647)
          Mortgage loans held for sale                                              (1,750)      12,717,505
          Other current assets                                                     (44,816)         (34,049)
          Accounts payable and accrued liabilities                                (240,487)         (84,212)
          Payroll taxes payable                                                    180,221        1,676,628
          Other current liabilities                                                 (2,505)        (151,130)
                                                                            --------------  ---------------

   Net cash provided by (used) in operating activities                          (1,441,004)      11,907,008
                                                                            --------------  ---------------

Cash flows from investing activities:

   Purchases of property and equipment                                              (5,200)         (94,482)
   Cash received from acquisitions                                                     302           61,567
   Decreases in other assets                                                        36,860                -
   Proceeds from sale of discontinued operations                                 2,945,000                -
                                                                            --------------  ---------------

   Net cash provided by (used in) investing activities                           2,976,962          (32,915)
                                                                            --------------  ---------------

Cash flows from financing activities:

   Borrowings (repayments) on warehouse line of credit, net                              -      (12,716,722)
   Payments under capital lease obligations                                       (218,728)        (261,409)
   Proceeds from related party borrowings                                         (469,014)         480,746
   Proceeds from (payments) of convertible and other notes payable                (700,000)         714,309
                                                                            --------------  ---------------

     Net cash used in financing activities                                      (1,387,742)     (11,783,076)
                                                                            --------------  ----------------

  Net increase in cash                                                             148,216           91,017

  Cash at beginning of period                                                       47,081           24,961
                                                                            --------------  ---------------

  Cash at end of period                                                     $      195,297  $       115,978
                                                                            ==============   ==============

          See accompanying notes to consolidated financial statements.

NOTE 1 - BUSINESSES AND BASIS OF PRESENTATION

BUSINESSES

In December 1998, EMB Corporation (the "Company") substantially ceased operations of its EMB Mortgage Corporation subsidiary. In January 2000, the Company adopted a plan to divest itself of its remaining mortgage banking operations. On February 22, 2000, the Company sold its interest in Residential Mortgage Corporation ("RMC") to another mortgage banking entity, through the cancellation of 40,000 shares of the Company's common stock. On April 12, 2000, the Company entered into an Amended and Restated Purchase Agreement with e-Net Financial.com Corp ("e-Net") to sell all of the outstanding stock currently held by the Company of American Residential Funding, Inc. ("AMRES") and certain other assets of the Company. See Note 7 for further discussion. The Company's limited revenues consist of a management contract held by Titus Real Estate Corporation ("Titus").

On June 24, 2000, the Company entered into an asset purchase agreement with Cyrus Ltd. ("Cyrus") to acquire rights to operate two natural gas processing plants in Tennessee, through its newly formed subsidiary, Global Energy Reserves, Inc. In connection with this agreement, the Company issued 2,500,000 shares of common stock. The acquisition will be accounted for as a reverse acquisition since the operations of the two gas plants will be more significant than the existing operations of EMB, the management team of the gas plants is the new management team of the Company, and the new management team controls approximately 55% of the issued and outstanding common stock of the Company, after the acquisition. Management will assess the fair value of the assets acquired and liabilities assumed of EMB, and will record these assets and liabilities at fair value. No amounts will be recorded as goodwill since the revenue producing assets of EMB are not significant. The Company includes the operations of the gas plants from the date acquired.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2000, and the results of its operations and its cash flows for the three and nine months ended June 30, 2000 and 1999, respectively. These consolidated financial statements include the accounts of EMB Corporation and its subsidiary companies. Results for the nine months ended June 30, 2000, are not necessarily indicative of the operations which may occur during the year ending September 30, 2000. Refer to the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 1999 for further information.

The Company is required to have its consolidated financial statements for fiscal 2000 reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements. We will file an amendment to this Form 10-QSB when our independent accountants complete their review of these financial statements.

GOING CONCERN

Through June 30, 2000, the Company has incurred cumulative losses totaling approximately $22 million. At June 30, 2000, the Company had a working capital deficit of $6.6 million, which includes approximately a $3.4 million estimated liability to federal and state agencies for employee and employer payroll taxes, including estimated penalties and interest. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently funding the Company's operations and servicing its obligations through proceeds from the sale of AMRES. The Company still requires proceeds from a financing, from the sale of its land to meet its current obligations. Management intends to negotiate satisfaction of its liabilities through negotiated reductions in such obligations and payment of cash. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - EQUITY INVESTMENT

The Company's investment, consisting of 7.5 million shares of e-Net's common stock, represents approximately 25% of the issued and outstanding common stock of e-Net. The Company is deemed to have significant influence over the management and operations of e-Net. Accordingly, the Company will report its share of the income or loss from e-Net operations based on its ownership interest, until such time the e-Net shares are liquidated or distributed outside the Company's control.

NOTE 4 - LEASE RIGHTS

The Company acquired a working interest in two gas plants located in Tennessee. The rights were acquired by Cyrus for $425,000 and are reflected in the financial statements at historical cost due to the reverse acquisition. The Company has contract rights which determine the revenues to be received for the transmission of natural gas. The Company will receive 100% of the net revenues until it recovers its investment, including costs of construction relating to the establishment or renovation of the gas plants. After such time the Company will receive 25% of the net revenues generated from its rights to operate the gas plants.

NOTE 5 - GOODWILL IMPAIRMENT

The Company had recorded goodwill in connection with its acquisition of Titus. Management determined that such goodwill will not be recovered through discounted cash flows, and accordingly, they recorded a provision for impairment during the three months ended June 30, 2000.

NOTE 6 - SHAREHOLDERS' DEFICIT

On June 21, 2000, the Company's Board of Directors approved a 1 - for - 15 reverse stock split effective July 11, 2000. All per share amounts have been restated to reflect this reverse stock split.

During the three-month period ended June 30, 2000, the Company issued 3,347 shares of restricted common stock valued at $15,562 in settlement of a lawsuit.

NOTE 7 - DISCONTINUED OPERATIONS

In January 2000, the Company adopted a plan to divest itself of its mortgage banking operations. On February 22, 2000, the Company sold its interest in RMC to another mortgage banking entity, through the cancellation of 40,000 shares of the Company's common stock.

On April 12, 2000, the Company entered into an agreement with e-Net pursuant to which E-net was to acquire all of the outstanding stock, currently held by the Company of AMRES. In exchange, the Company received 7,500,000 shares of common stock of e-Net, cash in the amount of $1,595,000 and a short-term promissory note in the amount of $2,405,000. The parties determined the fair value of AMRES to be approximately $11.5 million. Accordingly, the Company recorded a gain of $9.3 million during the three months ended June 30, 2000 as a result of the sale. The Company intends to distribute the e-Net common stock received by the Company as a result of this transaction to the Company's shareholders as a dividend. The Company has set a record date of May 31, 2000 for this distribution. On May 17, 2000 the Company received a payment of $1,350,000 toward the short-term promissory note receivable from e-Net.

The Company used the proceeds totaling $2,945,000 through June 30, 2000 from the sale of AMRES as follows:

Reduce accounts payable and payroll liabilities                       $1,089,123
Repay related party notes payable                                      1,150,000
Pay convertible debenture liabilities                                    700,000
                                                                       ---------
                                                                      $2,939,123
                                                                       =========

The operating results of the discontinued mortgage banking operations are summarized as follows:

                                              THREE MONTHS ENDED JUNE 30,             NINE MONTHS ENDED JUNE 30,
                                              ---------------------------             --------------------------
                                               2000                1999                2000               1999
                                               ----                ----                ----               ----

Revenues                                $         95,202    $        406,923     $     2,870,371    $     5,073,691
Operating expenses                              (351,069)         (2,678,080)         (4,699,590)       (11,696,426)
Other income, net                                  8,446             (38,556)            117,646            (63,709)
Gain  on  sale  of  subsidiaries,  net
income taxes of $259,817                       9,019,380                   -           9,019,380                  -
                                         ---------------     ---------------      --------------     --------------
Net loss from discontinued
 Operations                             $      8,771,959    $     (2,309,713)    $     7,307,807    $    (6,686,444)
                                         ===============     ===============      ==============     ==============

--------------------------------------- ------------------- -------------------- ------------------ ------------------

The net liabilities of discontinued operations are summarized as follows as of June 30, 2000:

Cash                                                          $             283
Current assets                                                           89,637
Property and equipment, net                                             383,388
Land                                                                    800,000
Other assets                                                             22,512
Current liabilities, excluding payroll related liabilities             (984,953)
Payroll related liabilities                                          (3,416,046)
Notes payable                                                        (1,237,553)
                                                                ---------------
Net liabilities of discontinued operations                    $      (4,342,732)
                                                                ===============

--------------------------------------------------------------------------------
At June 30, 2000, the Company has unpaid federal and state payroll tax liabilities of approximately $3.4 million, including estimated penalties and interest. During fiscal 1999 and 1998, payroll tax deposits were not made through the date the Company ceased operations of EMB Mortgage Corporation in 1999. Penalties and interest continue to accrue into fiscal 2000. Certain officers of EMB Mortgage Corporation may be held personally liable in the event EMB Mortgage Corporation does not satisfy these obligations.

In connection with its mortgage banking activities, EMB Mortgage Corporation was required to repurchase loans, which failed within a specific time period or were funded based on fraudulent information provided by the debtor and not detected by its underwriting policies and procedures. In connection with the repurchase of these assets from its mortgage warehouse lender, the Company issued a note totaling $923,976. The non-interest bearing note was payable on August 15, 1999. The note is currently in default and subject to a 5% late fee. The note is secured by the land located in Monterey County, California.

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

At the time of its acquisition by the Company, AMRES operated four company-owned offices and licensed 10 Net Branch offices, all of which were located in Southern California. With respect to company-owned offices, AMRES pays all operational expenses and retains all of the income generated from that office. A Net Branch differs in that AMRES entered into an agreement with an independent, third party mortgage or real estate broker, licensing it to use the AMRES name and to operate an AMRES-branded branch. The owner-manager of the Net Branch pays all expenses of the Net Branch, including a payment to AMRES of a pre-established fee for each closed mortgage loan. All net income is retained by and all net loss is borne by, the Net Branch owner-manager. The amount of the fee paid to AMRES varies depending upon the loan type and amount. In addition, AMRES receives various costs associated with the loans which are charged to the borrower(s). As of June 30, 2000, AMRES had four Company owned offices located in Southern California. In addition, it had approximately 50 Net Branch offices which were located in Southern California, Hawaii, Arizona and Florida.

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

RESULTS OF OPERATIONS

Continuing Operations for the Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999.

REVENUES

Revenues consist of fees received under the Company management contract with Titus. Such revenues are not significant.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased to $155,288 during the three months ended June 30, 2000 from $177,569 during the same period in 1999, a decrease of $22,281 or 13%. This decrease is principally attributed to decrease in expenses related to the ceasing of operations of the Company's subsidiaries in fiscal 1999. The Company continues to incur costs as a public company consisting of salaries, rents, utilities, legal and professional services.

OTHER INCOME AND EXPENSE

Interest expense decreased to $14,851 during the three-month period ended June 30, 2000 from $34,225 in 1999. Interest expense for both periods consisted of accrued interest payable on the convertible debt and the note due to a related party. The decrease is attributed to payments on outstanding notes payable to related parties and the convertible debt.

DISCONTINUED OPERATIONS

The Company sold its interest in AMRES and recorded a net gain on the sale of $9.0 million. At present, the Company's note receivable from e-Net is deemed collectible. The losses in 1999 related to these operations sold.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources have historically been provided by cash from financing activities, primarily from the sale of its preferred stock and warrants, and through convertible debt instruments and warrants. Due to the extended losses incurred by the Company, its cash was being depleted rapidly from operations. At June 30, 2000, the Company had a working capital deficit of $6.5 million. The Company reduced its operations on or about December 22, 1998 to significantly reduce the losses and cash flows from operations. The Company began originating loans through its acquisition of AMRES in May 1999. Management is currently funding its operations through loans from affiliates and/or officers. No cash flows have been generated through the sale of common or preferred stock, or convertible debt securities in fiscal 2000 and management does not believe such capital will be available to them. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company still requires proceeds from a financing, from the sale of its land or the sales of its equity securities in e-Net to meet its current obligations. Management intends to negotiate satisfaction of its liabilities through payment of cash and e-Net securities. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all, or that management will be successful in reducing its liabilities through settlement with the use of e-Net common stock. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On or about November 17, 1998, the Company entered into a Stipulated Judgment in the matter of YAMAICHI INTERNATIONAL (AMERICA) INC., VS. EMB CORPORATION, USDC, Southern District of New York, Case No. 98-7152 (DLC). The lawsuit arose out of the obligation of the Company to pay rent for its branch corporate office in New York City. The total amount of the judgment was $186,000. As of March 31, 2000, the Company has paid approximately $7,100 toward the judgment.

          On or about August 4, 1999, a judgment was entered against the Company in the matter of RESOURCE BANCSHARES MORTGAGE GROUP, INC. VS. EMB MORTGAGE CORPORATION, Circuit Court for Palm Beach County, Florida, Case No. 99-2106-AO. The amount of the judgment was $129,518.57, and arose out of a mortgage loan which Resource Bancshares Mortgage Group, Inc. ("RBMG") had requested the Company to repurchase due to underwriting deficiencies. The mortgage loan in question had been underwritten by Republic Mortgage Insurance Company and/or RMIC Corporation (collectively, "RMIC") pursuant to a contract underwriting agreement by and between RMIC and the Company. This agreement provided for RMIC to provide certain remedies, including indemnification, to the Company in the event of the failure of the RMIC underwriters to underwrite the Company's mortgage loans in accordance with investor guidelines.

          The Company and RMIC were engaged in litigation, Republic Mortgage Insurance Corporation and RMIC CORPORATION VS. EMB MORTGAGE CORPORATION, Forsyth County, North Carolina Superior Court, Civil Action No. 98 CVS 11380 and a judgment was filed in favor of RMIC in April 1999, which has now been fully satisfied by the Company. This lawsuit arises out of fees owed RMIC by the Company for underwriting services provided by RMIC to the Company in its Daytona Beach, Florida office. Management of the Company believes that RMIC and/or Joseph K. Brick, former Vice President of the Company and former manager of its Daytona Beach operations, may be liable to indemnify the Company for the losses incurred by the Company in connection with the mortgage loan which is the basis for the RBMG litigation, the litigation involving White Mountains Services Corporation, which is further described in the following paragraph, and any other potential losses involving loans underwritten by RMIC at the Daytona Beach office.

          EMB Mortgage Corporation and White Mountains Services Corporation are currently engaged in litigation in the matter of WHITE MOUNTAINS SERVICES CORPORATION VS. EMB MORTGAGE CORPORATION, in the state of Michigan, Oakland County Circuit Court, Case number 00-21515-CK, concerning several loans funded in the Daytona Beach office of the Company which were also underwritten by RMIC under the contract underwriting agreement by and between RMIC and the Company. This agreement provided for RMIC to provide certain remedies, including indemnification, to the Company in the event of the failure of the RMIC underwriters to underwrite the Company's mortgage loans in accordance with investor guidelines. The Company intends to include RMIC in this litigation in order to implement these indemnification provisions.

          The Company and Joseph K. Brick are currently engaged in litigation, JOSEPH K. BRICK VS. EMB CORPORATION, Circuit Court, Seventh Judicial District,
Volusia County, Florida, Case no. 99-30669 CICI. The Company has filed a Motion to dismiss the complaint for failure to state a cause of action and for lack of jurisdiction and has also appealed a lower court ruling entering a default judgment against the Company and in favor of Mr. Brick.

          The Company has also initiated a lawsuit against Mr. Brick, his wife, Florence M. Brick and their company, FMB Mortgage Corporation, in a matter entitled EMB CORPORATION AND EMB MORTGAGE CORPORATION VS. JOSEPH K. BRICK, FLORENCE M. BRICK, FMB MORTGAGE CORPORATION AND DOES 1 THROUGH 10, Superior Court of the State of California, County of Orange, Case No. 00CC08083. In this litigation, the Company and EMB Mortgage Corporation allege that Mr. Brick breached the Separation, Asset Purchase Agreement and Release entered into by and between the Company and Mr. Brick by failing to indemnify the Company against losses incurred by the Company resulting from operations of the Company's Daytona Beach, Florida office (the "Daytona Office") which was managed by Mr. Brick and Mrs. Brick. The Company further alleges that Mr. and Mrs. Brick were negligent in managing the Daytona Office and that Mr. and Mrs. Brick, together with FMB Mortgage, Inc., the company which they formed to carry on the business of the Daytona Office, committed fraud and conversion concerning tax reporting by FMB Mortgage, Inc.

          The Company and James C, Saunders, the former manager of the Company's Denver, Colorado office (the "Denver Office") are currently engaged in litigation in the matter entitled JAMES C. SAUNDERS VS. EMB CORPORATION, EMB MORTGAGE CORPORATION, AND DOES 1 THROUGH 30, Superior Court of California, County of Orange, Case No.: 00CC06034. In this litigation, Mr. Saunders alleges the Company owes him certain moneys arising from the reacquisition of the Denver Office operated by Mr. Saunders from the Company.

          The Company and FirstBank Aurora are currently engaged in litigation in the matter entitled FIRSTBANK OF AURORA, A COLORADO BANKING ASSOCIATION ("FIRSTBANK") VS. INVESTMENT CONSULTANTS, INC., DBA EMB MORTAGE CORPORATION AND EMB CORPORATION, District Court, City and County of Denver, State of Colorado. FirstBank alleges that the Company is liable for certain overdrafts relating to a bank account which was controlled by James C. Saunders and Scott Sax, the former managers of the Company's Denver Office operations.

          The Company and Deposit Guaranty Mortgage Company ("DGMC") are currently engaged in litigation in a matter entitled: CARRAMERICA REALTY, L.P., VS. DEPOSIT GUARANTY MORTGAGE COMPANY, District Court of Dallas County, Texas, 68th Judicial District, Case No. DV99-01262-C, in which the Company is named as a Third Party for indemnification of DGMC for rent allegedly owed for the Company's former office in Dallas, Texas.

          The Company and Great West Life & Annuity Insurance Company
("Great West") are currently engaged in litigation in the matter entitled: GREAT WEST LIFE & ANNUITY INSURANCE COMPANY VS. EMB CORPORATION, Superior Court of the State of California, County of Orange, Case No. 00CC2474. In this litigation, Great West alleges that the Company owes moneys for premiums for medical insurance coverage provided by Great West to the Company and its former employees through the period ended December 31, 1998.

          During December 1998, the Company terminated the majority of its then employees due to the ceasing of operation of EMB Mortgage. In most cases the employees were not given their final wages upon termination. There have been various claims made by these employees and the labor board has taken actions against the Company. Amounts owed the former employees were accrued in a prior period and periodic payments have been made to a substantial number of the former employees. At this time all but two former employees of EMB Mortgage have been paid in full and have provided full releases to the Company. The Company is not engaged in any other legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 2000.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

   *Exhibits filed herewith. Other exhibits are incorporated by reference to previous filings.

   #To be filed by Amendment.

Exhibit 10.1 Letter of Intent, dated May 23, 2000, by and between the Company and Cyrus, Ltd., which was filed with the Securities and Exchange Commission on June 19, 2000, as Exhibit 10.1 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

Exhibit 10.2* Purchase Agreement, effective as of June 24, 2000, by and between the Company and Cyrus Ltd.

Exhibit 10.3* Gas Processing Agreement, dated November 19, 1999, by and between Hansen Consulting and Herbert White Gas Pipeline, Inc.

Exhibit 10.3a* Amendment to Gas Processing Agreement, dated April 27, 2000.

Exhibit 10.4* Sales and Purchase Agreement, dated May 22, 2000, by and between Westfield Oil and Gas, Inc. and Alan Hansen.

Exhibit 10.5*  Letter of Notice / Change of Ownership, effective May 20,
               2000, acknowledged by Upper Cumberland Natural Gas Company, Inc., and Little Creek Farms, Inc.

Exhibit 10.6* Letter of Intent, dated May 30, 2000, by and between Hansen Consulting and Citizens Utility.

Exhibit 10.7* Sale and Purchase Agreement / Transfer of Interest, dated May 30, 2000, by and between Cyrus Ltd. and Alan Hansen dba Hansen Consulting.

Exhibit 10.8* Sale and Purchase Agreement/Transfer of Interest dated May 30, 2000, by and between the Company and Cyrus, Ltd.

Exhibit 10.9* Transfer of Interest and Assignment, dated July 31, 2000, by and between the Company and Cyrus Ltd.


Exhibit 27#    Financial Data Schedule


     (b)  Reports on Form 8-K.

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

              On June 19, 2000, the Company filed a report on Form 8-K which disclosed a Letter of Intent, dated May 23, 2000, by and between the Company and Cyrus, Ltd. The Letter of Intent provided that the Company would acquire certain assets of Cyrus, Ltd.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EMB CORPORATION

Date:  August 21, 2000                   By:  /s/ Ben Campbell
                                              ----------------------------
                                              Ben Campbell
                                              Director and President

Date:  August 21, 2000                   By:  /s/ Kenneth Quist
                                              ----------------------------
                                              Kenneth Quist
                                              Secretary and Principal Accounting
                                              and Chief Financial Officer