Form 10KSB40
period 2000-09-30
EMB CORP
filed 2001-02-22
CIK 1017797

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended September 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _____________

    Commission File Number:  1-11883

                                 EMB CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


           Hawaii                                                95-3811580
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                   715 West Main Street, Jenks, Oklahoma 74037
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: (918) 836-8575

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange
    Title of each class                               on which registered
    -------------------                              ---------------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year: $5,522

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 1, 2001:
         Common stock, no par value: $283,570

         The number of shares of the registrant's common stock outstanding as of February 1,2001: 3,029,944 shares

         Documents incorporated by reference: Certain exhibits to the Forms 10-KSB for the fiscal years ended September 30, 1996, September 30, 1997, September 30, 1998 and September 30, 1999, and the Registration Statement on Form SB-2 (File No. 333-21719) and amendments thereto of the registrant are incorporated herein by reference.

         Transitional Small Business Disclosure Format:

                       Yes                 No  X
                           ---                ---

                                     PART I

Item 1. Description of Business.

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

        In December 1998, EMB Corporation (the "Company") substantially ceased operations of its EMB Mortgage Corporation subsidiary. In January 2000, the Company adopted a plan to divest itself of its remaining mortgage banking operations. On February 22, 2000, the Company sold its interest in Residential Mortgage Corporation ("RMC") to another mortgage banking entity, through the cancellation of 40,000 shares of the Company's common stock. On April 12, 2000, the Company entered into an Amended and Restated Purchase Agreement with e-Net Financial.com Corp ("e-Net") to sell all of the outstanding stock currently held by the Company of American Residential Funding, Inc. ("AMRES") and certain other assets of the Company. On February 3, 2000, the Company acquired Titus Real Estate Corporation, which owned a combination of non-operated working and royalty interests in 71 producing oil and gas wells located in the State of Oklahoma. However, in September 2000 this transaction was rescinded and the common stock issued to the prior owner of Titus Real Estate Corporation was returned to the Company for cancellation.

        On June 24, 2000, the Company entered into an asset purchase agreement with Cyrus Ltd. ("Cyrus") to acquire rights to operate two natural gas processing plants in Tennessee. In connection with this agreement, the Company issued 2,500,000 shares of common stock. On November 10, 2000, the Company and Cyrus rescinded the transaction due to the quality of the gas available for processing and the common stock issued to Cyrus was returned to the Company for cancellation.

        On November 10, 2000, the Company's Board of Directors approved a plan to acquire various natural gas pipelines, located in the State of Oklahoma, from Commanche Energy, Inc. ("Commanche"), for total consideration of $1,200,000, the purchase price of which to be paid by means of a convertible promissory note. The proposed acquisition was subject to the Company's due diligence investigation regarding the pipelines. The Company expects to conclude its due diligence during March 2001. Thereafter, the Company expects that it will conclude negotiations with Commanche regarding the final terms and conditions of, and transaction documentation for, the proposed acquisition.

Employees

        As of the date of this Annual Report, the Company had no full time employees, other than the officers of the Company.

Item 2. Description of Property.

        Executive Offices. Until February 1, 2001, the Company leased executive office space located at 3200 Bristol, 8th Floor, Costa Mesa, California 92626. These premises had been occupied by EMB Corporation, EMB Mortgage Corporation and, later, AMRES. As a part of the transaction whereby AMRES was sold to e-Net, e-Net, and its subsidiaries, and another entity occupied these premises under a verbal sublease. On or about, February 1, 2001, an agreement was concluded between the Company and the owner of the premises, whereby e-Net, its subsidiaries and the other subtenant vacated the premises, the premises were surrendered by the Company and the Company was relieved of past due rent for three preceeding months and the rent for the remainder of the original term of the lease. The Company presently maintains its executive offices at 715 West Main Street, Jenks, Oklahoma 74037. The Company sublets this space from Kenneth
J. Quist, a Director, Secretary and Chief Financial Officer of the Company. The office space consists of approximately 2,000 square feet and the month-to-month rent payable to Mr. Quist is $1,950. Management believes that these premises will be suitable for its present needs until active business operations recommence.

        Undeveloped Land and Water Rights. The Company, through EMB Mortgage Corporation, owns approximately 61 acres of undeveloped real property with extensive water and electrical improvements, and extensive water producing wells, located on Paris Valley Road in the San Ardo area of Monterey County, California. Effective December 30, 1996, this property was sold by the Company for $4,000,000, payable by a down payment of $800,000, and an installment contract for $3,200,000, with annual payments amortized over 20 years, due and payable in 10 years. The Company received the $800,000 down payment on December 31, 1996 and a payment of $422,867 for principal and interest in December 1997. On June 30, 1998, the Company and the purchaser of the property agreed to rescind the transaction. As a result, on August 15, 1998, ownership of the property reverted to the Company. As consideration for the rescission, the Company returned the first installment payment of $422,867 and issued a convertible note as reimbursement of the initial down payment of $800,000, plus a severance fee of $200,000, for an aggregate of $1,000,000. The note accrues interest at fifteen percent (15%) with principal and interest all due and payable on September 1, 2000. In November 2000, the obligation evidenced by this promissory note was extinguished in consideration of issuance of 1,000,000 shares of Common Stock of the Company.

Item 3. Legal Proceedings.

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

        On or about August 4, 1999, a judgment was entered against EMB Mortgage Corporation in the matter of Resource Bancshares Mortgage Group, Inc. vs. EMB Mortgage Corporation, Circuit Court for Palm Beach County, Florida, Case No. 99-2106-AO. The amount of the judgment was $129,518.57, and arose out of a mortgage loan that Resource Bancshares Mortgage Group, Inc. ("RBMG") had requested the EMB Mortgage Corporation to repurchase due to underwriting deficiencies. The mortgage loan in question had been underwritten by Republic Mortgage Insurance Company and/or RMIC Corporation (collectively, "RMIC") pursuant to a contract underwriting agreement by and between RMIC and EMB Mortgage Corporation. This agreement provided for RMIC to provide certain remedies, including indemnification, to the EMB Mortgage Corporation in the event of the failure of the RMIC underwriters to underwrite the mortgage loans of EMB Mortgage Corporation in accordance with investor guidelines. The effectiveness of the indemnification provisions of the agreement is dependent upon the result of negotiations between the Company and RMIC, as further discussed in the following paragraph.

        EMB Mortgage Corporation and RMIC were engaged in litigation, RMIC Corporation vs. EMB Mortgage Corporation, Forsyth County, North Carolina Superior Court, Civil Action No. 98 CVS 11380 and a judgment was filed in favor of RMIC in April 1999, which has now been fully satisfied by the Company. This lawsuit arises out of fees owed RMIC by EMB Mortgage Corporation for underwriting services provided by RMIC to the EMB Mortgage Corporation in its Daytona Beach, Florida office. Management of the Company believes that RMIC and/or Joseph K. Brick, former Vice President of the Company and former manager of its Daytona Beach operations, may be liable to indemnify the Company for the losses incurred by the Company in connection with the mortgage loan which is the basis for the RBMG litigation, the litigation involving White Mountains Service Corporation, which is further described in the following paragraph, and any other potential losses involving loans underwritten by RMIC at the Daytona Beach office.

        EMB Mortgage Corporation and White Mountains Services Corporation were engaged in litigation, White Mountains Services Corporation vs. EMB Mortgage Corporation, State of Michigan, Oakland County Circuit Court, Case No. 00-21515-CK, concerning several loans funded in Daytona Beach office which were also underwritten by RMIC under the contract underwriting agreement by and between RMIC and EMB Mortgage Corporation. The Company agreed to entry of judgment in the amount of $75,000 against EMB Mortgage Corporation in order to settle this litigation.

        The Company and Joseph K. Brick are currently engaged in litigation, Joseph K. Brick vs. EMB Corporation, Circuit Court, Seventh Judicial District, Volusia County, Florida, Case no. 99-30669 CICI. The Company filed an appeal of a lower court ruling entering a default judgment against the Company and in favor of Mr. Brick. In February 2001, this appeal was denied and a trial will be held to determine what damages, if any, are owed by the Company to Mr. Brick.

        The Company has also initiated a lawsuit against Mr. Brick, his wife, Florence M. Brick and their company, FMB Mortgage Corporation, in a matter entitled EMB Corporation and EMB Mortgage Corporation vs. Joseph K. Brick, Florence M. Brick, FMB Mortgage Corporation and Does 1 through 10, Superior Court of the State of California, County of Orange, Case No.00CC08083. In this litigation, the Company and EMB Mortgage Corporation allege that Mr. Brick breached the Separation, Asset Purchase Agreement and Release entered into by and between the Company and Mr. Brick by failing to indemnify the Company against losses incurred by the Company resulting from operations of the Company's Daytona Beach, Florida office (the "Daytona Office") which was managed by Mr. Brick and Mrs. Brick. The Company further alleges that Mr. and Mrs. Brick were negligent in managing the Daytona Office and that Mr. and Mrs. Brick, together with FMB Mortgage, Inc., the company which they formed to carry on the business of the Daytona Office, with fraud and conversion concerning tax reporting by FMB Mortgage, Inc.

        The Company and James C, Saunders, the former manager of the Company's Denver, Colorado office (the "Denver Office") are currently engaged in litigation in the matter entitled James C. Saunders vs. EMB Corporation, EMB Mortgage Corporation, and Does 1 through 30, Superior Court of California, County of Orange, Case No.00CC06034. In this litigation, Mr. Saunders alleges the Company owes him certain moneys arising from the reacquisition of the Denver Office operated by Mr. Saunders from the Company.

        The Company and Deposit Guaranty Mortgage Company ("DGMC") were engaged in litigation in a matter entitled: CarrAmerica Realty, L.P., vs. Deposit Guaranty Mortgage Company, District Court of Dallas County, Texas, 68th Judicial District, Case No. DV99-01262-C, in which the Company is named as a Third Party for indemnification of DGMC for rent allegedly owed for the Company's former office in Dallas, Texas. The Company and DGMC stipulated to judgment against the Company and in favor of DGMC in the amount of $30,000. No part of this judgment has been paid.

        On January 3, 2001, the Company was sued in the lawsuit FirstBank of Aurora vs. Investment Consulting Inc., Jane and/or John Does 1-100 and EMB Corporation, Denver Colorado District Court Number 01CV0018. Plaintiffs seek damages in the amount of $29,878.13 in respect of its allegation that the Company's bank account was overdrawn by such amount. In addition, Plaintiffs seek interest on such amount, and their costs and their attorneys' fees. The Company was served on January 21, 2001. The Company intends to dispute the allegations raised in the Complaint; however, as of the date of this Annual Report, no responsive pleading has been filed.

        The Company and Great West Life & Annuity Insurance Company ("Great West") were engaged in litigation in the matter entitled: Great West Life & Annuity Insurance Company vs. EMB Corporation, Superior Court of the State of California, County of Orange, Case No. 00CC2472. In this litigation, Great West alleged that the Company owed moneys for premiums for medical insurance coverage provided by Great West to the Company and its former employees through the period ended December 31, 1998. The Company and Great West stipulated to judgment against the Company and in favor of Great West in the amount of $42,648.48. No part of this judgment has been paid.

        In connection with the Company's agreement with its landlord to cause the subtenants of its office lease (e-Net, its subsidiaries and the other subtenant) to vacate the premises, the owner filed a lawsuit and provided the Company with an extension to respond, pending the vacating of the premises by such entities. The lawsuit was filed in Orange County Superior Court, Case No. 01CC01075 for unlawful detainer. Upon the delivery of certain manually signed documents (fax copies previously having been delivered), the landlord has committed to dismiss the lawsuit with prejudice. Pursuant to the terms of the settlement, the Company was released from all obligations under the lease.

        During December 1998, the Company terminated the majority of its then employees due to the ceasing of operation of EMB Mortgage. In most cases the employees were not given their final wages upon termination. There have been various claims made by these employees and the labor board has taken actions against the Company. Amounts owed the former employees were accrued in a prior period and periodic payments have been made to a substantial number of the former employees. As of the date of this Annual Report, all but two former employees of EMB Mortgage have been paid in full and have provided full releases to the Company.

        The Company is not engaged in any other legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of the fiscal year ended September 30, 2000, of the Company.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        Market for Common Equity. The Common Stock of the Company is currently quoted in the over-the-counter market on the electronic bulletin board maintained by the National Association of Securities Dealers, Inc. under the symbol "EMBI".

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

        The following table sets forth the range of high and low closing bid prices per share of the Common Stock for the periods indicated.

Fiscal Year Ended September 30, 1999:

1st Quarter ........................................  $ 3.00     $6.60
2nd Quarter ........................................  $12.60     $3.15
3rd Quarter ........................................  $40.35     $9.45
4th Quarter ........................................  $37.05     $8.85

Fiscal Year Ended September 30, 2000:

1st Quarter ........................................  $ 5.17     $2.34
2nd Quarter ........................................  $28.59     $3.05
3rd Quarter ........................................  $12.42     $1.41
4th Quarter ........................................  $ 2.11     $0.49

-------------
(1) The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales significantly impact the market.

(2) On June 21, 2000, the Company effectuated a 1-for-15 reverse split of its Common Stock. The high/low closing bid prices in the table above have been adjusted to reflect such split.

        On February 1, 2001 the closing bid and asked prices of the Common Stock of the Company were $0.09 bid and $0.11 asked per share. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         As of February 1, 2001, there were 3,029,944 shares of Common Stock issued and outstanding which were held by approximately 800 holders of record; there were no shares of 8% Series A Convertible Preferred Stock or 10% Series B Convertible Preferred Stock outstanding as of February 1, 2001.

         Dividends. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors, and is subject to the dividend rights of the 8% Convertible Preferred Stock, Series A and 10% Convertible Preferred Stock, Series B of the Company to the extent any of such shares are outstanding. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations.

         Since our cessation in December 1998, of the operations of out EMB Mortgage Corporation subsidiary and our January 2000 plan to divest ourselves of our remaining mortgage banking operations, we acquired Titus Real Estate Corporation, which owned a combination of non-operated working and royalty interests in 71 producing oil and gas wells located in the State of Oklahoma. In October 2000 this transaction was rescinded and the common stock issued to the prior owner of Titus Real Estate Corporation was returned to the Company for cancellation.

         In June 2000, the Company entered into an asset purchase agreement with Cyrus to acquire rights to operate two natural gas processing plants in Tennessee. In connection with this agreement, the Company issued 2,500,000 shares of common stock. In November 2000, the Company and Cyrus rescinded the transaction due to the quality of the gas available for processing and the common stock issued to Cyrus was returned to the Company for cancellation.

         In November 2000, the Company's Board of Directors approved a plan to acquire various natural gas pipelines, located in the State of Oklahoma, from Commanche for total consideration of $1,200,000, the purchase price of which to be paid by means of a convertible promissory note. The proposed acquisition was subject to the Company's due diligence investigation regarding the pipelines. The Company expects to conclude its due diligence during March 2001. Thereafter, the Company expects that it will conclude negotiations with Commanche regarding the final terms and conditions of, and transaction documentation for, the proposed acquisition.

         Until our transition to an active oil and gas company is complete, we do not expect to conduct material business activities.

         During fiscal 2000, we received approximately $2.9 million in connection with the sale of AMRES. We used these proceeds to (i) reduce our accounts payable and payroll-related liabilities by approximately $1.1 million,
(ii) repay related-party notes payable totaling $1.1 million, and (iii) pay down convertible debenture liabilities, including penalties and interest totaling $0.7 million.

         Cash at September 30, 2000 was $39,438 compared to $47,801 at September 30, 1999. Cash outflows from operating activities for the year ended September 30, 2000 totaled $2,025,950 compared to a cash inflow of $11,056,825 for the year ended September 30, 1999 and were due to the operating loss caused by higher selling, general and administrative expenses.

         Cash inflows from investing activities for the year ended September 30, 2000 totaled $1,595,000 compared to cash inflows from investing activities of $68,015 for the year ended September 30, 1999. The increase is due to the proceeds received from the sale of AMRES. See the notes to the Audited Consolidated Financial Statements for the year ended September 30, 2000 for further discussion.

         Cash generated from financing activities totaled $422,587 for the year ended September 30, 2000 compared to a cash outflow from financing activities of $11,118,607 for the year ended September 30, 1999. Cash outflows during the year ended September 30, 2000 were for payments on notes payable of approximately $640,000, payments on related-party notes payable of approximately $1,504,000 and payments on convertible notes of $43,000. Cash inflows for this period were from proceeds related to the sale of AMRES of $1,350,000, and borrowings on notes payable and related-party notes payable totaling $1,259,000. For the year ended September 30, 1999, the Company made net repayments on a warehouse line of credit totaling $12,717,000 and payments on notes payable and capital lease obligations totaling $134,000. Inflows for the 1999 period were from borrowings from related parties.

         In April of 2000, the Company received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method whereby the Company reports its pro-rata share of the income or losses of e-Net. At September 30, 2000, the Company controlled approximately 36% of issued and outstanding common stock of e-Net. The Company reported its equity in e-Net's losses totaling $864,952 for the period from April 12, 2000 through September 30, 2000.

Liquidity and Capital Resources.

        As of September 30, 2000, we had no net material assets, including any cash. We have no commitment for any capital expenditures and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company and continue to incur operating costs, including professional fees payable to attorneys and accountants, for which our cash balance will be used. We have substantial long term and short term liabilities.

        At September 30, 2000, management determined that the investment in e-Net may be permanently impaired based on market conditions and e-Net's operating environment. Accordingly, management impaired its investment in e-Net by $2,885,048 in the fourth quarter of 2000, based on the market value of e-Net's common stock at September 30, 2000 of $0.50 per share.

        Since 1996, the Company has incurred significant losses from operations, and at September 30, 2000, the Company had a working capital deficit of $6.7 million. The Company requires immediate proceeds from the collection of $1.055 million from e-Net, a financing or from the sale of its assets to meet its current obligations. As a result of these factors, the Company's independent auditors issued their audit report with a "going concern" opinion. "These factors raise substantial doubt about the Company's ability to continue as a going concern." Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey County, California. There are no assurances that such sale will occur or that capital will be raised to satisfy its obligations.

Item 7. Financial Statements.

        Information with respect to this Item is set forth in "Index to Financial Statements".

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The directors and executive officers of the Company are as follows:

        Name(1)(2)                Age     Position
        ----------                        --------
        Ben Campbell              59      Director and President
        Roger D. Hall             62      Director
        Ann L. Petersen           63      Director
        Kenneth J. Quist          56      Director, Secretary and Principal
                                          Financial and Accounting Officer

----------
(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.

(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

        The background and principal occupations of each director and executive officer of the Company are as follows:

            Mr. Campbell became President and a Director of the Company on June 21, 2000. As a petroleum engineer, he has served in various positions in the oil and gas industry for over 30 years. From 1991 to present, Mr. Campbell has served as President of Highland Gas Corporation, a natural gas pipeline and natural gas marketing company. Mr. Campbell has also served as a natural gas broker for Westfield Oil & Gas from 1997 to present.

            Mr. Hall became a Director of the Company on June 21, 2000. As a geologist he has been involved in the oil and gas industry for over 35 years. From 1990 to 1998, Mr. Hall served as President of Black Hole Technologies, Inc., an oil and gas consulting firm. From 1998 to present, Mr. Hall has served as President of Heavenly Doors, an Internet-based funeral service provider.

            Mrs. Petersen became a director of the Company on November 25, 1992. She is a resident of Hawaii and has not been employed outside of the house since 1958.

            Mr. Quist became Secretary and Chief Financial Officer of the Company on June 21, 2000. On November 9, 2000, he was appointed as a Director of the Company. Since 1979, Mr. Quist has been President of Versatile General Agency (now known as the Premier Group), an insurance general agency specializing in finance and insurance in the manufactured housing industry.

            Compliance with Section 16(a) of Securities Exchange Act of 1934. To the best of the knowledge of the Company, its current directors, officers and 10% beneficial owners have filed all reports in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2000.

Item 10. Executive Compensation.

        The following table sets forth the compensation required to be reported pursuant to Item 402 of Regulation S-B. No executive officer or director of the Company received compensation in excess of $100,000 during its fiscal year ended September 30, 2000.

                           SUMMARY COMPENSATION TABLE

      Name and Principal Position               Fiscal Year       Salary
      ---------------------------               -----------       -------
James E. Shipley, CEO, until June 21, 2000          1998          $45,000
                                                    1999            -0-
                                                    2000            -0-

Ben Campbell, CEO effective June 21, 2000           2000            -0-

        401(k) Plan. In August 1997, the Company adopted a Section 401(k) Retirement Savings Plan (the "401(k) Plan"). The 401(k) Plan is a tax-qualified plan covering Company employees who, as of the enrollment eligibility dates under the 401(k) Plan, have completed at least six months of service with the Company and elect to participate in the 401(k) Plan. The Company may make discretionary matching cash contributions to each participant based upon his or her elective deferrals in a percentage determined by the Company prior to the end of each plan year, and may make additional contributions in its sole judgment. All employee contributions are fully vested at all times and contributions by the Company to the 401(k) Plan vest over a six-year period based upon years of service. Benefits will normally be distributed to an employee upon (i) the employee reaching age 65, (ii) the employee's retirement with the Company, (iii) the employee's death or disability, (iv) the termination of the employee's employment with the Company, or (v) the termination of the 401(k) Plan. As of January 1, 1999, the Company terminated the 401(k) Plan with respect to additional contributions and/or new participants. The 401(k) Plan continues to be in effect for former employees who have not elected to withdraw their accounts. As of September 30, 2000, there were 12 remaining participants in the 401(k) Plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth certain information with respect to the current beneficial ownership of the Company's common stock as of February 1, 2001, of each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, each director of the Company, and all directors and executive officers of the Company as a group.

                                                       Shares      Percent of
                                                    Beneficially   Outstanding
Management Shareholders(1)                             Owned(1)       Stock
--------------------------                          ------------   ----------
Ben Campbell ......................................      -0-            *
   10159 E. 11th Street, Suite 415
   Jenks, Oklahoma 74037
Roger D. Hall                                            -0-            *
   10159 E. 11th Street, Suite 415
   Jenks, Oklahoma 74037
Ann L. Petersen ...................................      417            *
   Star Route 5080
   Keaau, Hawaii 96749
Kenneth J. Quist...................................      -0-            *
   10159 E. 11th Street, Suite 415
   Jenks, Oklahoma 74037

Directors and officers as a group
  (4) persons, including the above)................      417            *


---------------
 *  denotes less than one percent.

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

Item 12. Certain Relationships and Related Transactions.

        Beginning in March 1997, Janus E. Shipley and entities which he controls made advances of funds to the Company, or for its benefit, the note evidencing such indebtedness bears interest at 7% per annum and is due on demand. The balance as of September 30, 2000 was $784,543.

Item 13. Exhibits and Reports on Form 10-KSB.

         (a) Exhibits:

         EXHIBIT
         NUMBER                         DESCRIPTION
         -------                        -----------
          3.1 Restated Articles of Incorporation of EMB Corporation are incorporated by reference to Exhibit 3(i) to the Registrant's registration statement on Form 10-SB (No. 1-11883), filed with the Commission on June 28, 1996 (the "Form 10-SB").

          3.2     The Bylaws of the Registrant are incorporated by referenced to
                  Exhibit 3(ii) of Form 10-SB of the Registrant.

         10.1 The Asset Acquisition Agreement dated December 16, 1995, with Sterling Alliance Group, Ltd. is incorporated herein by reference to Exhibit 10(a) to the Form 10-SB of the Registrant.

         10.2 The Appraisal Report dated April 22, 1996, of real property (61 acres) in County of Monterey, California by National Appraisal Service is incorporated herein by reference to
                  Exhibit 10(b) to the Form 10-SB of the Registrant.

         10.3 The Appraisal Report as of December 7, 1994, of 4.89 acres in Counter of Riverside, California, by Tyna M. Stopnik is incorporated herein by reference to Exhibit 10(c) to the Form 10-SB of the Registrant.

         10.4 The License Agreement with Virtual Lending Technology, Inc. is incorporated herein by reference to Exhibit 10(d) to the Form 10-SB of the Registrant.

         10.5 The Seller Agreement between ICI Funding Corporation and EMB Mortgage Banc, Ltd. is incorporated herein by reference to
                  Exhibit 10(e) to the Form 10-SB of the Registrant.

         10.6 The 1996 Stock Option, SAR and Stock Bonus Plan is incorporated herein by reference to Exhibit 10(f) to the Form 10-SB of the Registrant.

         10.7 The Sublease covering the executive offices of the Registrant expiring March, 1997 is incorporated herein by reference to
                  Exhibit 10(g) to the Form 10-SB of the Registrant.

         10.8 The form of license agreement with customers of the Registrant is incorporated herein by reference to Exhibit 10(h) to the Form 10-SB of the Registrant.

         10.9 Residential Mortgage Loan Origination Agreement dated July 31, 1996, with Orange County Federal Credit Union is incorporated by reference to Exhibit 10(i) of Amendment No. 1 to the Form 10-SB of the Registrant.

         10.10 The Long Form Security (Installment) Land Contract with Power of Sale dated December 30, 1996, is incorporated herein by reference to Exhibit 7(c)(1) to the Form 8-K report of the Registrant filed on January 9, 1997.

         10.11 Stock Purchase Agreement dated November 1, 1997, regarding acquisition of Investment Consultants, Inc., is incorporated herein by reference to Exhibit 10(k) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         EXHIBIT
         NUMBER                         DESCRIPTION
         -------                        -----------

         10.12 ICI Master Commitment to purchase loans under ConformPlus program dated October 21, 1997 is incorporated herein by reference to Exhibit 10(l) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.13 ICI Master Commitment to purchase second deed trust mortgage deeds dated September 12, 1997 is incorporated herein by reference to Exhibit 10(m) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.14 ICI Master Commitment to purchase jumbo and conforming residential mortgages dated September 4, 1997 is incorporated herein by reference to Exhibit 10(n) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.15 Master agreement for sale of mortgages with ContiMortgage Corporation is incorporated herein by reference to Exhibit 10(o) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.16 Sale agreement for purchase of mortgage loans with the Mortgage Authority, Inc. dated April 3, 1997 is incorporated herein by reference to Exhibit 10(p) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.17 Mortgage loan Seller/Servicer Agreement with First Union National Bank of North Carolina dated March 16, 1997 is incorporated herein by reference to Exhibit 10(q) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.18 Mortgage Purchase Agreement with Resource Bancshares Mortgage Group, Inc. dated March 10, 1997 is incorporated herein by reference to Exhibit 10(r) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.19 Stock Purchase Agreement with Linda K. Gregg dated November 1, 1997, regarding agreement of Preferred Holding Group, Incorporated is incorporated herein by reference to Exhibit 10(s) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.20 Stock Purchase Agreement dated May 7, 1999, by and among the Company, Vincent Rinehart and AMRES Holdings, Inc., which was filed on April 11, 2000 as an exhibit to Form 8-K report of the Registrant, is incorporated herein by reference.

         10.21 Amended and Restated Purchase Agreement dated April 12, 2000, by and between the Company and e-Net Financial.Com Corporation, which was filed on April 18, 2000 as an exhibit to Form 8-K report of the Registrant, is incorporated herein by this reference.

         21.1     Subsidiaries of Registrant


        (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                                       EMB Corporation

                                                  By: /s/ Ben Campbell
                                                      --------------------------
                                                          Ben Campbell
                                                          President

        In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2001


/s/ Ben Campbell                           /s/ Kenneth J. Quist
------------------------------------       -------------------------------------
    Ben Campbell                               Kenneth J. Quist
    Director and President                     Director, Secretary and Principal
                                               Financial and Accounting Officer


/s/ Roger D. Hall                          /s/ Ann L. Petersen
------------------------------------       -------------------------------------
    Roger D. Hall                              Ann L. Petersen
    Director                                   Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report.................................................F-2

Consolidated Financial Statements:

     Consolidated Balance Sheet as of September 30, 2000.....................F-3

     Consolidated Statements of Operations for the years ended
       September 30, 2000 and 1999...........................................F-4

     Consolidated Statements of Shareholders' Equity (Deficit) for the
       years ended September 30, 2000 and 1999...............................F-5

     Consolidated Statements of Cash Flows for the years ended
       September 30, 2000 and 1999...........................................F-7

     Notes to Consolidated Financial Statements..............................F-8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of
EMB Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of EMB Corporation (a Hawaii corporation) and subsidiaries (the "Company") as of September 30, 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMB Corporation and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2000, in conformity with generally accepted accounting principles in the United States.

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


                                      /s/ McKennon, Wilson & Morgan LLP

Irvine, California
February 21, 2001

                        EMB CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                            AS OF SEPTEMBER 30, 2000

                                     ASSETS

Current assets:
   Cash                                                        $     39,438
   Other current assets                                               1,750
                                                               ------------
         Total current assets                                        41,188

   Note receivable from related party (Note 5)                    1,055,000
Property and equipment, net                                           4,161
Land held for sale (Note 6)                                          43,000
Equity investment (Note 7)                                        3,750,000
Other assets                                                         63,141
                                                               ------------

                                                               $  4,956,490
                                                               ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                            $    108,873
   Accrued interest                                                 170,584
   Other accrued liabilities                                        312,074
   Note payable to related parties (Note 8)                         784,543
   Net liabilities of discontinued operations (Note 4)            4,451,906
   Convertible note payable (Note 9)                                657,349
   Notes payable (Note 8)                                           218,219
                                                               ------------
         Total current liabilities                                6,703,548

Deferred tax liability                                              226,474
Convertible note payable                                          1,300,000
                                                               ------------

         Total liabilities                                        8,230,022
                                                               ------------

Commitments and contingencies (Note 10)

Shareholders' deficit: (Notes 9 and 11)
   Common stock, no par value; 30,000,000 shares authorized,
    1,970,009 shares issued and outstanding                      22,773,281
   Accumulated deficit                                          (26,046,813)
                                                               ------------
         Total shareholders' deficit                             (3,273,532)
                                                               ------------

                                                               $  4,956,490
                                                               ============

          See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                       2000            1999
                                                    -----------    ------------

Net revenues                                        $     5,522    $         --
                                                    -----------    ------------

Operating expenses:
   General and administrative                         1,032,732         845,567
   Impairment of equity investment                    2,885,048              --
                                                    -----------    ------------
        Total operating expenses                      3,917,780         845,867
                                                    -----------    ------------

   Operating loss                                    (3,912,258)       (845,867)

Other income (expense):
   Interest expense                                    (779,760)       (181,687)
   Equity in loss of investee                          (864,952)             --
   Other income                                          92,789           4,654
                                                    -----------    ------------
        Total other income (expense)                 (1,551,923)       (177,033)
                                                    -----------    ------------

Loss before income taxes                             (5,464,181)     (1,022,600)

Provision for income taxes                                   --             800
                                                    -----------    ------------

Loss from continuing operations                      (5,464,181)     (1,023,400)

Discontinued operations:
   Loss from discontinued operations                 (2,010,763)    (10,849,771)
   Gain on sale of discounted operations,
     net of income taxes of $260,496                  8,474,394              --
                                                    -----------    ------------

        Net income (loss)                           $   999,450    $(11,873,171)
                                                    ===========    ============

Basic and diluted income (loss) per common share:
   Continuing operations                            $     (2.84)   $      (0.06)
                                                    ===========    ============
   Discontinued operations                          $      3.36    $     (10.03)
                                                    ===========    ============
   Net income (loss)                                $      0.52    $     (10.98)
                                                    ===========    ============

Basic and diluted weighted average shares             1,921,070       1,081,292
                                                    ===========    ============


          See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                  SERIES A CONVERTIBLE     SERIES B CONVERTIBLE
                                       PREFERRED                PREFERRED                COMMON STOCK
                                  SHARES      AMOUNT       SHARES      AMOUNT        SHARES         AMOUNT
                                 --------    ---------    --------    ---------    ----------    ------------
Balances, September 30, 1998      107,297    $ 166,465     500,000    $ 931,750       703,354    $ 11,749,076

Shares issued for services
  rendered                             --           --          --           --       550,017       4,654,580
Fair value of officer services         --           --          --           --            --         125,000
Shares issued for acquisition
  of AMRES, including shares
  issued as direct acquisition
  costs                                --           --          --           --       196,000       2,391,715
Shares issued for acquisition
  of RMC, including shares
  issued as direct acquisition
  costs                                --           --          --           --        55,667         676,289
Value of options issued in
  connection with acquisition
  of AMRES                             --           --          --           --            --         662,500
Shares issued connection with
  VPN.COM partners joint
  venture                              --           --          --           --        30,000         292,843
Shares issued for conversion
  of A Preferred                  (93,783)    (145,740)         --           --        49,464         145,740
Shares issued for conversion
  of B Preferred                       --           --    (402,500)    (748,650)      201,548         748,650
Net loss                               --           --          --           --            --              --
                                 --------    ---------    --------    ---------    ----------    ------------

Balances, September 30, 1999       13,514       20,725      97,500      183,100     1,786,050      21,446,393

Shares issued to employees for
  services rendered                    --           --          --           --       110,000         600,001
Shares issued for services
  rendered                             --           --          --           --        63,333         364,000
Fair value of officer services         --           --          --           --            --         165,000
Shares issued for acquisition
  of Titus                             --           --          --           --         6,667         110,500
Shares issued for conversion
  of A Preferred                  (13,514)     (20,725)         --           --         4,567          20,725
Shares issued for conversion
  of B Preferred                       --           --     (97,500)    (183,100)       36,045         183,100
Shares issued in settlement of
  lawsuit                              --           --          --           --         3,347          15,562
Cancellation of shares in
  acquisition of RMC                   --           --          --           --       (40,000)       (132,000)
Net income                             --           --          --           --            --              --
                                 --------    ---------    --------    ---------    ----------    ------------

Balances, September 30, 2000           --    $      --          --    $      --     1,970,009    $ 22,773,281
                                 ========    =========    ========    =========    ==========    ============

                                  ACCUMULATED     SHAREHOLDERS'
                                    DEFICIT     EQUITY (DEFICIT)
                                  ------------  ----------------
Balances, September 30, 1998      $(15,173,092)   $ (2,325,801)

Shares issued for services
  rendered                                  --       4,654,580
Fair value of officer services              --         125,000
Shares issued for acquisition
  of AMRES, including shares
  issued as direct acquisition
  costs                                     --       2,391,715
Shares issued for acquisition
  of RMC, including shares
  issued as direct acquisition
  costs                                    --          676,289
Value of options issued in
  connection with acquisition
  of AMRES                                  --         662,500
Shares issued connection with
  VPN.COM partners joint
  venture                                   --         292,843
Shares issued for conversion
  of A Preferred                            --              --
Shares issued for conversion
  of B Preferred                            --              --
Net loss                           (11,873,171)    (11,873,171)
                                  ------------    ------------

Balances, September 30, 1999       (27,046,263)     (5,396,045)

Shares issued to employees for
  services rendered                         --         600,001
Shares issued for services
  rendered                                  --         364,000
Fair value of officer services              --         165,000
Shares issued for acquisition
  of Titus                                  --         110,500
Shares issued for conversion
  of A Preferred                            --              --
Shares issued for conversion
  of B Preferred                            --              --
Shares issued in settlement of
  lawsuit                                   --          15,562
Cancellation of shares in
  acquisition of RMC                        --        (132,000)
Net income                             999,450         999,450
                                  ------------    ------------

Balances, September 30, 2000      $(26,046,813)   $ (3,273,532)
                                  ============    ============

          See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASHFLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                       2000            1999
                                                                    -----------    ------------

Cash flows from operating activities:
   Net income (loss)                                                $   999,450    $(11,873,171)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities,
      net of assets sold:
        Gain on sale of discontinued operations                      (8,474,394)             --
        Earnings in loss of investee                                    864,952              --
        Write-down of equity investment                               2,885,048              --
        Common stock issued for services                                964,001       4,654,581
        Common stock issued in settlement of lawsuit                     15,562              --
        Amortization of common stock issued for debt financings              --         150,500
        Impairment of fixed assets                                           --         500,000
        Impairment of goodwill                                               --         916,710
        Impairment of loans receivable                                       --         671,377
        Write off of joint venture                                           --         292,843
        Fair value of officer services                                  165,000         125,000
        Write-off of notes receivable from officers and employees            --           9,500
        Depreciation and amortization                                   133,774         517,302
          Changes in operating assets and liabilities:
          Other current assets                                          281,477         265,263
          Mortgage loans held for sale                                       --      12,717,505
          Other assets                                                   10,691              --
          Accounts payable                                              122,175       1,068,897
          Accrued interest                                              101,026         310,979
          Payroll taxes payable                                         180,221       1,315,975
          Other accrued liabilities                                    (501,407)       (586,436)
          Deferred tax liability                                        226,474              --
                                                                    -----------    ------------

   Net cash provided by (used) in operating activities               (2,025,950)     11,056,825
                                                                    -----------    ------------

Cash flows from investing activities:
   Purchases of property and equipment                                       --         (35,611)
   Cash received from acquisitions                                           --          44,960
   Decreases (Increases) in other assets                                     --          58,666
   Proceeds from sale of discontinued operations                      1,595,000              --
                                                                    -----------    ------------

   Net cash provided by (used in) investing activities                1,595,000          68,015
                                                                    -----------    ------------

Cash flows from financing activities:
   Borrowings (repayments) on warehouse line of credit, net                  --     (12,716,722)
   Borrowings under notes payable                                        61,906         687,354
   Payments on notes payable and capital lease obligations             (640,220)       (133,606)
   Proceeds from related-party borrowings                             1,197,329       1,044,367
   Payments on related-party borrowings                              (1,503,777)             --
   Payments on convertible notes                                        (42,651)             --
   Proceeds from notes receivable                                     1,350,000              --
                                                                    -----------    ------------

     Net cash provided by (used in) financing activities                422,587     (11,118,607)
                                                                    -----------    ------------

  Net increase (decrease) in cash                                        (8,363)          6,233

  Cash at beginning of year                                              47,801          41,568
                                                                    -----------    ------------

  Cash at end of year                                               $    39,438    $     47,801
                                                                    ===========    ============


See Note 13 for supplemental cash flow information


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

In fiscal 1998, the Company expanded its mortgage banking operations through its acquisitions of Investment Consultants, Inc. ("ICI") and Preferred Holding Group, Inc. ("PHG"). In fiscal 1999, the Company ceased its mortgage banking operations of EMB Mortgage and divested itself of the assets of ICI and PHG due to an economic downturn in the mortgage banking industry. In May 1999, the Company began slowly to recommence its mortgage banking operations through acquisitions of American Residential Funding ("AMRES") and Residential Mortgage Corporation ("RMC").

Because of the Company's debt burden, it was unable to attract additional capital. On January 12, 2000, the Company's Board of Directors adopted a plan to discontinue the operations of its mortgage banking activities. On February 22, 2000, the Company sold its interest in RMC to another mortgage banking entity, through the cancellation of 40,000 shares of the Company's common stock. A loss of $569,000 resulted from the exchange. On April 12, 2000, the Company consummated an Amended and Restated Purchase Agreement with e-Net Financial.com Corporation ("e-Net") to sell all of the outstanding stock currently held by the Company of AMRES for $11.5 million in cash and stock. The Company recorded a gain of $9.04 million in connection with the sale. See Note 7 for further discussion.

On February 14, 2000, the Company acquired Titus Real Estate Corp. ("Titus Real Estate") for $110,500 as an entry into oil and gas operations. In September 2000, the parties rescinded the transaction.

On June 24, 2000, the Company entered into an asset purchase agreement with Cyrus Ltd. ("Cyrus") to acquire rights to operate two natural gas processing plants in Texas, through a newly formed subsidiary, Global Energy Reserves, Inc. In connection with this agreement, the Company issued 2,500,000 shares of common stock. Due to unforeseen circumstances, the parties were unable to close the transaction, and the 2,500,000 shares were returned to the Company.

                        EMB CORPORATION AND SUBSIDIARIES

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since 1996, the Company has incurred significant losses from operations, and at September 30, 2000, the Company had a working capital deficit of $6.7 million. The Company requires immediate proceeds from the collection of $1.055 million from e-Net, a financing or from the sale of its assets to meet its current obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey County, California. There are no assurances that such sale will occur or that capital will be raised to satisfy its obligations.

Discontinued Operations

The accompanying consolidated financial statements have been retroactively adjusted to reflect the discontinuation of the mortgage banking operations for all periods presented.

The Company's historical practice has been to incur certain indebtedness and expenses for its subsidiaries at the parent company level to centrally manage various cash functions. Consequently, interest expense has been allocated to discontinued operations based on the net assets and/or use of proceeds whichever is more clearly determinable. Certain indirect expenses have been allocated to subsidiary operations based on revenues.

The costs incurred to complete the sale of AMRES, consisting primarily of financial advisory, legal, accounting, and other costs, were deducted from the net proceeds to determine the gain from the sale of these operations.

Principles of Consolidation

The consolidated financial statements include the accounts of EMB Corporation and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Allocation of Expenses and Related Disclosure

In accordance with Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin ("SAB") Topic 1:b.1 "Allocation of expenses and related disclosure in consolidated financial statements", the Company has reflected in operations the estimated fair value of unpaid and unearned services by its Chief Executive Officer amounting to $125,000 for the years ended September 30, 2000 and 1999, and reflected $40,000 for its Chief Financial Officer in 2000. Such amounts are reported as contributed capital since the estimated fair value of these services will not be paid by the Company.

                        EMB CORPORATION AND SUBSIDIARIES

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

Equity Investment

Investments, in which the Company owns 20% to 50%, directly or indirectly, of the voting capital stock are accounted for under the equity method, whereby the Company reports its direct, proportionate share of earnings and losses. Investments held for sale are carried at net realizable value. The Company's significant equity investee which is accounted for under the equity method is e-Net.

Land

Land acquisition costs have been capitalized and they will be charged to earnings when the related sale is recognized. Other costs incurred in connection with the land are charged to earnings when incurred. The Company's land held for sale is reported at estimated net realizable value, less estimated costs to sell.

                        EMB CORPORATION AND SUBSIDIARIES

Debt Issue Costs

Fees incurred in connection with the issuance of debt instruments are capitalized and amortized using the effective interest method over the contractual life of such agreement. At September 30, 2000, no debt issue costs were capitalized in the accompanying consolidated balance sheet.

Income Taxes

Income taxes are provided using the liability method of accounting in accordance with SFAS 109, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for temporary differences between financial and tax reporting bases. A valuation allowance is recorded when it is unlikely that the net deferred tax assets will be realized through future operations.

Stock-Based Compensation

During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25. The Company uses the fair value method for non-employee options and warrants using the Black-Scholes model.

Per Share Information

Basic per share information is computed using the net loss divided by the weighted average number of common shares outstanding for the period. Diluted per share information reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common stock equivalents have been excluded from the calculation of the weighted average shares outstanding for diluted per share information as their effects are anti-dilutive.

Comprehensive Income

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

Disclosures about Segments of an Enterprise and Related Information

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The provisions of this statement require disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. This statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation and assessing performance, and for which discrete financial information is available. The Company's chief decision maker at September 30, 2000, was Mr. Ben Campbell, with assistance with the Company's chief financial officer, Mr. Kenneth Quist.

                        EMB CORPORATION AND SUBSIDIARIES

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal quarters or fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on its consolidated financial statements or related disclosures.

Recently Issued Accounting Standards

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. We are required to adopt SAB 101 in the first quarter of fiscal 2001. We believe our revenue recognition policies are in accordance with GAAP and, accordingly, management does not expect a significant impact on the consolidated financial statements.

Financial Statement Reclassifications

Certain amounts reflected in the consolidated financial statements for the year ended September 30, 1999 have been reclassified to conform to the presentation for the year ended September 30, 2000.

NOTE 3 - ACQUISITIONS

Effective December 31, 1997, the Company consummated a stock purchase agreement to acquire all of the issued and outstanding capital stock of ICI in exchange for the issuance of 26,667 shares of the Company's common stock fairly valued at $684,000. The agreement was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $732,376 allocated to goodwill (see Note 2). On March 13, 1999, the Company and ICI rescinded the stock purchase agreement, whereby the Company would forfeit the 26,667 shares of common stock issued in connection with the original agreement. Accordingly, the Company charged discontinued operations (Note 4) for unamortized goodwill totaling $670,602 in fiscal 1999.

Effective December 31, 1997, the Company entered into a stock purchase agreement to purchase all of the outstanding shares of capital stock of PHG in exchange for 6,667 shares of the Company's common stock fairly valued at $191,000. The agreement was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $156,376 allocated to goodwill. Upon consummation of the acquisition, PHG changed its name to EMB Financial Services, Inc. As discussed in Note 1, the Company ceased operations of its mortgage banking operations, which included the operations of PHG. Accordingly, the Company charged discontinued operations for unamortized goodwill totaling $139,932 in fiscal 1999.

Effective December 23, 1997, the Company entered into a stock purchase agreement to acquire all the outstanding shares of capital stock of AmerTeleCon, Inc. ("ATC"). In connection with this agreement,

                        EMB CORPORATION AND SUBSIDIARIES
as amended, the Company issued 6,667 shares of common stock, fairly valued at $171,000. The agreement was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $135,133 allocated to goodwill. The Company determined that the fair value of ATC had diminished substantially in fiscal 1999, thus the Company charged to discontinued operations the remaining amount of unamortized goodwill totaling $106,176. ATC operations are essentially inactive through the dates reported herein, and ATC has no significant assets or liabilities at September 30, 2000.

On May 7, 1999, the Company purchased all of the outstanding shares of capital stock of AMRES in exchange for 133,333 shares of the Company's common stock fairly valued at $1,567,230. Direct acquisition costs (see below) incurred in connection with this acquisition amounted to $824,485. Pursuant to such agreement, the shareholder of AMRES received options to purchase the Company's common stock at various exercise prices. In connection therewith, 83,333 share options were issued on the date of acquisition, exercisable at 85% of the fair market value of the stock in the week of exercise. These options expire on May 31, 2002. Additionally 33,333 share options were to be granted every June 1 from the year 2000 to 2003 for an aggregate of 133,333 additional share options. The exercise price of these options started at $22.50 for the first yearly grant, and increased by $7.50 every issuance thereafter. The options were to vest immediately and expire three years from the grant date. These options were valued at $662,500 using the Black-Scholes options pricing model. On April 6, 2000, the Company cancelled all share options. The agreement was accounted for under the purchase method with the excess of the fair value over the net assets acquired of $2.9 million allocated to goodwill.

On May 7, 1999, the Company purchased all of the outstanding shares of capital stock of RMC in exchange for 40,000 shares of the Company's common stock fairly valued at $470,169. Direct acquisition costs (see below) incurred in connection with this acquisition amounted to $206,120. The agreement was accounted for under the purchase method with the excess of the fair value over the net assets acquired of $676,289 allocated to goodwill. Pursuant to the Company's plans to divest itself of its mortgage banking operations, on February 22, 2000, the Company sold RMC to an unrelated mortgage banking entity through the cancellation of the 40,000 shares originally issued in the acquisition of RMC.

In connection with the acquisitions of AMRES and RMC, the Company issued 156,667 shares of common stock valued at $2,061,211 to an unrelated party for services rendered, a portion of this amounting to $1,030,605 was determined to be consulting services and charged to operations in fiscal 1999. The remaining portion of $1,030,606 was considered as a cost of the acquisitions of AMRES and RMC. Direct acquisition costs allocated to the purchase of AMRES and RMC, based on consideration given to the respective companies, were $824,485 and $206,120, respectively.

On February 14, 2000, the Company acquired all the issued and outstanding stock of Titus Real Estate in exchange for 6,667 shares of the Company's common stock fairly valued at $110,500. The agreement was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $505,327 allocated to goodwill to be amortized over a period of seven years. Titus Real Estate owns a combination of non-operating working and royalty interests in 71 producing oil and gas wells located in the State of Oklahoma. In September 2000, the parties agreed to rescind the transaction. The Company charged operations in fiscal 2000 approximately $111,000 as a result of the rescission. The shares are expected to be returned to the Company in fiscal 2001.

                        EMB CORPORATION AND SUBSIDIARIES

NOTE 4 - DISCONTINUED OPERATIONS

On January 10, 2000, the Company adopted a plan to divest itself of its mortgage banking operations. On February 22, 2000, the Company sold its interest in RMC to an entity, through the cancellation of 40,000 shares of the Company's common stock, held by the buyer. The Company recorded a loss of $568,540 in connection with this sale transaction.

On April 12, 2000, the Company entered into an agreement with e-Net whereby e-Net acquired all of the outstanding stock held by the Company of AMRES. In exchange, the Company received 7,500,000 shares of common stock of e-Net, $1,595,000 in cash and a short-term promissory note in the amount of $2,405,000. The parties determined the fair value of AMRES to be approximately $11.5 million. Accordingly, the Company recorded a gain of $9.04 million (net of taxes of $260,496) included in income from discontinued operations during fiscal 2000.

The Company used the proceeds totaling $2,945,000 from the sale of AMRES as follows:

Reduce accounts payable and payroll liabilities                      $  1,089,123
Repay related-party notes payable                                       1,150,000
Pay convertible debenture liabilities                                     700,000
                                                                     ------------
                                                                     $  2,939,123
                                                                     ============

The operating results of the discontinued mortgage banking operations are summarized as follows:

                                                          For the Years ended
                                                             September 30,
                                                          2000           1999
                                                      -----------    ------------

Revenues                                              $ 2,870,371    $  5,688,131
Operating expenses                                     (4,720,806)    (16,537,902)
Other expenses, net                                      (160,328)             --
Gain on sale of subsidiaries, net taxes of $260,496     8,474,394              --
                                                      -----------    ------------
Net loss from discontinued operations                 $ 6,463,631    $(10,849,771)
                                                      ===========    ============

The net liabilities of discontinued operations are summarized as follows as of September 30, 2000:

Cash                                                                 $        283
Current assets                                                             89,637
Property and equipment, net                                               383,388
Land held for sale                                                        800,000
Other assets                                                               29,952
Current liabilities, excluding payroll liabilities                     (1,292,665)
Payroll liabilities                                                    (3,416,046)
Notes payable                                                          (1,046,455)
                                                                     ------------
Net liabilities of discontinued operations                           $ (4,451,906)
                                                                     ============

Payroll Liabilities

At September 30, 2000, the Company has unpaid federal and state payroll tax liabilities of approximately $3.4 million, including estimated penalties and interest. During fiscal 1999 and 1998, payroll tax deposits of approximately $1.0 million were not made through the date the Company ceased operations of EMB Mortgage in the first fiscal quarter of 1999. Certain officers may be held personally liable in the event the Company does not satisfy these obligations. Management has engaged legal counsel to effect a settlement of such amounts due. Management ceased recording penalties and interest in the third quarter of 2000 since management does not believe that the amount will be substantially less than the carrying value of such liability at September 30, 2000.

Notes Payable

In connection with its mortgage banking activities, the Company was required to repurchase loans which failed within a specific period or were funded based on fraudulent information provided by the debtor and was not detected by the Company's underwriting policies and procedures. In connection with the repurchase of these assets from the Company's mortgage warehouse lender, the Company issued a note totaling $923,976. The non-interest bearing note was payable on August 15, 1999. The note is currently

                        EMB CORPORATION AND SUBSIDIARIES
in default and subject to a 5% late fee. The note is secured by the land located in Monterey County, California.

In January 1999, the Company issued a promissory note payable to a financial institution for overdrawn accounts in the amount of $58,280. The non-interest bearing note was payable on March 10, 1999 and is currently in default subject to all collection costs. A certificate of deposit maintained by the Company with this financial institution totaling $38,470 has been offset against the note for a net deficiency of $19,810 as of September 30, 2000.

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

On June 30, 1998, the Company and the unrelated party agreed to rescind the sale. As a result of the rescission, which became effective on August 15, 1998, the Company returned the first installment payment received totaling $422,867, and issued a convertible note as reimbursement of the initial down payment made of $800,000, plus a severance fee of $200,000, aggregating $1,000,000 (Note 9). The Company recorded the carrying value of the land at $800,000, and it charged operations in the amount of $200,000 relating to the settlement in fiscal 1998. There is currently a lien on the Monterey land for amounts due to IMPAC.

NOTE 5 - NOTES RECEIVABLE FROM RELATED PARTY

In connection with the sale of AMRES, the Company received a note payable in the amount of $2,405,000, interest at 10% per annum.. During fiscal 2000, the Company received principal reductions of $1,350,000 on this note. The balance of this note totaling $1,055,000 was due on September 15, 2000, as extended, and is currently due on demand. Management has not provided an allowance for uncollectible amounts since management believes that e-Net will be able to repay the note through in-kind consideration.

NOTE 6 - LAND HELD FOR SALE

The Company currently possesses five (5) acres of undeveloped land in Riverside County, California zoned for residential construction. The carrying value of this land is approximately $43,000. This land serves as collateral for amounts which are due totaling approximately $186,000 to an unrelated party for a judgment against the Company.

NOTE 7 - EQUITY INVESTMENTS

On March 6, 1999, the Company entered into a joint venture with Digital Integrated Systems. The joint venture was formed for the purposes of conducting a business of providing long distance data and voice telecommunication services. These services were to be performed under the joint venture name of VPN.com JV Partners. In connection with this joint venture, the Company contributed 233,334 shares of restricted common stock. Additionally, the Company issued 33,333 shares of common stock to an individual for services in connection with the formation of the joint venture. Later in 1999, the Company canceled the joint venture agreement, thus canceling the 266,667 shares issued.

                        EMB CORPORATION AND SUBSIDIARIES

On October 23, 1998, the Company entered into a joint venture with Equicomm Corporation ("ECC") for the purposes of providing financial services and guarantees for the benefit of licensed long distance data and voice telecommunications carriers in Mexico. The Company issued 30,000 shares of its common stock valued at $292,843 in connection with the joint venture. ECC has made advances to the Company totaling $70,000 to be used for working capital. Later in 1998 this joint venture was rescinded by both parties due to the unlikelihood of the joint venture obtaining the required permits to engage in business in Mexico. ECC requested repayment of the $70,000 of advances and the Company settled such debt by allowing the venture partner to retain the shares. As a result of this settlement, the Company charged $222,843 to operations in fiscal 1999, representing the difference between the investment and the advances.

As discussed in Note 4, the Company received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method whereby the Company reports its pro-rata share of the income or losses of e-Net. At September 30, 2000, the Company controlled approximately 36% of issued and outstanding common stock of e-Net. The Company reported its equity in e-Net's losses totaling $864,952 for the period from April 12, 2000 through September 30, 2000.

The following is a condensed summary of consolidated financial data for e-Net as of and for the twelve months ended September 30, 2000 (unaudited):

                                                          October 31, 2000
                                                          ----------------

     Current assets                                         $ 1,196,963
     Non current assets                                       3,862,846
                                                            -----------
     Total assets                                           $ 5,059,809
                                                            ===========

     Current liabilities                                    $ 2,445,108
     Non-current liabilities                                    151,071
                                                            -----------
     Total liabilities                                        2,596,179
     Stockholders' equity                                     2,463,630
                                                            -----------
     Total liabilities and stockholders' equity             $ 5,059,809
                                                            ===========

                                                           Twelve Months
                                                                Ended
                                                          October 31, 2000
                                                          ----------------

     Net revenues                                           $ 7,796,444
     Cost of revenues                                        (5,411,001)
     Operating expenses                                      (4,688,284)
     Other expenses, net                                        (29,340)
                                                            -----------
     Net loss                                               $(2,332,181)
                                                            ===========


The consolidated financial data for e-Net is based on the unaudited results for the twelve months ended September 30, 2000. e-Net's fiscal year end is April 30.

At September 30, 2000, management determined that the investment in e-Net may be permanently impaired based on market conditions and e-Net's operating environment. Accordingly, management impaired its investment in e-Net by $2,885,048 in the fourth quarter of 2000, based on the market value of e-Net's common stock at September 30, 2000 of $0.50 per share.

                        EMB CORPORATION AND SUBSIDIARIES

NOTE 8 - NOTES PAYABLE

The Company currently has various unsecured notes payable that bear interest at rates ranging from 10.5% to 12.75% per annum and are due on demand. As of September 30, 2000, the Company owed approximately $218,219 pursuant to such notes.

On February 1, 2000, the Company issued a promissory note payable to a legal services provider for $129,741, representing outstanding fees. The note bears 10% interest and was due on August 1, 2000. During fiscal 2000, the Company paid $92,500 on the note with the remaining balance plus accrued but unpaid interest currently in default.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

15% Convertible Notes

On or about July 6, 1998, the Company issued a 15% convertible note totaling $700,000. The principal amount of the note is convertible into shares of the Company's common stock at a conversion rate of $1.50 per share or 75% of the closing bid price of the Company's common stock at the time of issuance, whichever is lower. Interest is payable at maturity, or upon conversion of the note, at 15% per annum. During fiscal 2000, the Company paid $700,000, which included $42,651 towards principal and $657,349 towards penalties and interest. As of September 30, 2000, the Company owed approximately $674,000 including $16,000 in interest on such note.

On or about September 1, 1998, the Company issued a 15% convertible note in the principal amount of $1,000,000, as part of the termination of the sale of land located in Monterey, California in fiscal 1997 (Note 5). The principal amount of the note is convertible into shares of the Company's common stock at a conversion rate of $1.50 per share, or 75% of the closing bid price of the Company's common stock at the time of issuance, whichever is lower. As of September 30, 2000, the Company owed approximately $300,000 in interest on such note. In November 2000, the holder of the note elected to convert the note plus interest totaling $1,300,000 into 1,000,000 shares of the Company's common stock.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased its office facilities located in Costa Mesa under operating leases from an unrelated third party. Subsequently, on February 1, 2001, the Company negotiated an agreement with the owner of the premises, whereby the Company vacated the premises and was relieved of approximately three months of past-due rent and the rent for the remainder of the original term of the lease. As of February 2001, the Company maintains its executive offices consisting of approximately 2,000 square feet in Jenks, Oklahoma. The Company sublets this office space from an officer of the Company on a month-to-months basis. The Company also has various equipment leases that expire at various dates ranging from one to three years. Rent expense for the years ended September 30, 2000 and 1999, was $189,321 and $331,012, respectively.

                        EMB CORPORATION AND SUBSIDIARIES

Minimum future annual rental payments under the lease agreements are summarized as follows:

      Years Ending
      September 30
      ------------

          2000                                       $357,580
          2001                                        369,362
          2002                                        204,813
          2003                                         23,557
                                                     --------

                                                     $955,312
                                                     ========

During fiscal 2000 and 1999, the Company sublet a portion of the facilities located in Costa Mesa to an unrelated party. The lease provided for rent totaling $8,350 on a month-to-month basis. During fiscal 2000, the Company received approximately $127,000 pursuant to such sublease.

Litigation

On or about November 17, 1998, the Company settled a lawsuit with a prior lessor of rental space. Under the terms of the judgement the Company is required to pay $176,000 plus interest of 4.2% on the unpaid portion, plus the plaintiff's attorney fees amounting to $10,000. Such amounts have been included in other accrued liabilities at September 30, 2000. During fiscal 2000, the Company paid approximately $7,000 towards this judgment.

On or about August 17, 1999, a judgment of $129,519 was entered against the Company. The suit was with a prior purchaser of loans who had requested that the Company repurchase a loan due to underwriting deficiencies made by the Company. There have been no payments by the Company towards this obligation. The Company charged such to discontinued operations in fiscal 1999 for the amount of this judgment.

In September 1999, a judgment of $100,431 was entered against the Company. The suit alleged that the Company had mistakenly withdrawn money out of a pledge account that was to be used towards the Company's warehouse line of credit upon defaults of loans sold to IMPAC. The Company charged such to discontinued operations in fiscal 1999 for the amount of this judgment.

Throughout fiscal 1999, the Company has had numerous lawsuits from creditors for payments on outstanding balances. Some of these lawsuits have resulted in judgments against the Company, as a result of these judgments there have been numerous liens placed on the Company's bank accounts. No accrual has been made due to the majority of these claims being already reflected as a liability in the financial statements due to services provided or goods received prior to the claims or judgments.

Additionally, as a result of the ceasing of operations in the first quarter in fiscal 1999 of EMB Mortgage, the majority of the Company's employees were terminated. At the time of termination the Company did not remit to the terminated employees their final paychecks, which should have included time earned and accrued vacation. As a result of this, the Company has had numerous claims and complaints filed against them with the Labor Board.

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

                        EMB CORPORATION AND SUBSIDIARIES

Consulting contracts

During fiscal 2000 and 1999, the Company entered into various agreements for consulting services for the purpose of locating private placement funds, acquisition and joint venture opportunities. In connection with these agreements, the Company issued 36,668 shares of common stock valued at $4,654,580 in fiscal 1999. There were no cash payments made toward these agreements in 1999. As of September 30, 2000, the Company did not have any obligations to issue additional shares of common stock or tender cash under such agreements.

NOTE 11 - SHAREHOLDERS' EQUITY (DEFICIT)

General

The Company is authorized to issue 35,000,000 shares of capital stock; 30,000,000 shares are no par value common stock and 5,000,000 shares are preferred stock. The preferred stock may be divided into and issued in one or more series.

From time to time, the board of directors approve the issuance of common stock for services and assets. The Company follows a policy of using the closing bid price or the average closing bid prices near the transaction closing date, less a discount of approximately 15% for transferability restrictions, to estimate the fair value of the services or assets received. In rare cases, the Company uses the value of the assets received.

On June 21, 2000, the Company's board of directors approved a 1 for 15 reverse stock split effective July 10, 2000. All share and per share amounts have been restated to reflect this reverse stock split.

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

During fiscal 2000 and 1999, the holders elected to convert 13,514 and 93,784 shares, respectively, of A Preferred into 4,567 and 49,464 shares of common stock, respectively.

                        EMB CORPORATION AND SUBSIDIARIES

Series B, Convertible Preferred Stock

Effective December 31, 1997, the Company issued 175,000 shares of Series B, 10% Convertible Preferred Stock (the "B Preferred") for $2.00 per share or $350,000, and issued 500,000 shares of B Preferred for the repurchase of 486,486 shares of its outstanding A Preferred.

Series B Preferred has a stated value of $2.00 per share and is entitled to receive cumulative dividends at an annual rate of $0.16 per share (rate of 10% per annum), payable quarterly when and if declared by the Board of Directors and is convertible, at any time at the option of the holder, into shares of the Company's common stock at a conversion price equal to the lesser of (a) $1.50 per share or (b) 75% of the average closing bid price of the common stock during the five trading days immediately preceding such conversion. In the event of any noticed conversion of the B Preferred at a conversion price of less than $1.125 per common share, the Company may, at its option, redeem the shares of the B Preferred, in whole or in part, at an amount equal to 117% of the purchase price of the holder's B Preferred plus an amount equal to accrued and unpaid dividends, if any, to (and including) the date fixed for redemption, whether or not earned or declared. Each share of B Preferred is entitled to vote on any matter submitted to the shareholders as if the B Preferred had been converted into common stock, and each share has a liquidation reference equal to $2.375.

During fiscal 2000 and 1999, the holders of 97,500 and 402,500 shares, respectively, of B Preferred elected to convert into 36,045 and 201,548 shares of common stock, respectively.

Common Stock

On February 22, 2000, the Company sold its interest in RMC to another mortgage banking entity, through the cancellation of 40,000 shares of the Company's common stock valued at $700,540.

On May 31, 2000, the Company issued 3,347 shares of restricted common stock valued at $15,562 in settlement of a lawsuit.

During fiscal 2000 and 1999, the Company issued 63,333 and 550,018 shares, respectively, of common stock to various non-affiliated persons or entities as consideration for consulting services pursuant to various consulting agreements between the Company and those persons or entities. Quoted market prices were used to value such transactions, which amounted to $364,000 and $4,654,580, respectively.

During fiscal 2000, 110,000 shares of common stock valued at $600,001 were issued to employees and certain affiliated individuals of the Company for services rendered. Quoted market prices were used to value such transactions.

For additional common stock transactions in fiscal 2000 and 1999, refer to Note 3 for acquisitions of businesses, Note 11 for conversion of the 8% convertible notes, above for conversion of certain A Preferred and B Preferred shares and
Note 15 for subsequent events.

Common Stock Purchase Warrants

The following table summarizes common stock warrant activity during the years ended September 30, 2000 and 1999:

                                  2000                    1999
                              -----------              ----------

Beginning balance             $ 1,868,750              $  618,750

Issued                                 --               1,250,000
Exercised                              --                      --
Canceled                       (1,250,000)                     --
                              -----------              ----------

Ending balance                $   618,750              $1,868,750
                              ===========              ==========

                        EMB CORPORATION AND SUBSIDIARIES

As of September 30, 1998, the exercise price of outstanding warrants range from $1.59 - $2.50 and expire at various times through December 2001. See Note 3 for discussion of warrants issued in fiscal 1999.

NOTE 12 - INCOME TAXES

The Company's tax provision of $260,496 consists of a current tax provision of $34,022 and a deferred tax expense of $226,474.

At September 30, 2000, the Company has net deferred tax assets of approximately $7,003,857, comprised primarily of its net operating loss carryforward. Based on the Company's assessment of future realizability of deferred tax assets, a valuation allowance has been provided, as it is more likely than not that sufficient taxable income will not be generated to realize certain temporary differences.

The Company has been able to absorb its current taxable income against prior net operating losses, however, the Company will pay tax under the alternative minimum tax for federal and California purposes of $25,000 and $9,000, respectively.

The Company's provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                              2000          1999
                                                          -----------    ----------

Cash paid for interest and income taxes:
   Interest                                               $   231,089    $       --
   Income taxes                                                    --            --

Non-cash investing and financing transactions:
   Equity investment received from sale of AMRES            7,500,000            --
   Note receivable received from sale of AMRES              2,405,000            --
   Common stock returned from sale of RMC                     132,000            --
   Common stock issued for acquisition of Titus               110,500            --
   Common stock issued for conversion of preferred stock      203,825       894,390
   Common stock issued for acquisition of AMRES                    --     1,567,230
   Common stock issued for acquisition of RMC                      --       470,169
   Common stock issued for direct acquisition costs in
      connection with the acquisition of AMRES and RMC             --     2,061,211
   Value of warrants issued in connection with AMRES
      acquisition                                                  --       662,500

                        EMB CORPORATION AND SUBSIDIARIES

NOTE 14 - RETIREMENT PLAN

The Company adopted a 401(k) retirement plan effective August 1, 1997. As of the adoption date, the plan covers all employees who are at least 21 years of age and have completed at least four months of service. Under the plan, the employees may contribute up to 15% of their compensation. The Company holds the right to make a discretionary contribution. There were no contributions to the plan made by the Company for the years ended September 30, 2000 and 1999.

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company currently has a note payable to a former officer or companies which are controlled by this person totaling $784,543 for advances made to the Company for various uses. The advances bear interest at 7% per annum and is due on demand.

NOTE 16 - SUBSEQUENT EVENTS

In December 2000, the Company entered into a stock exchange agreement with an unaffiliated holding company whereby it will issue approximately 1.5 million shares of the Company's common stock in exchange for 2.5 million shares of the holding company's common stock. The agreement was never commenced.

In November 2000, the Company's board of directors approved a plan to acquire various natural gas pipelines located in Oklahoma. The proposed acquisition was not completed.

In November 2000, the holder of the 15% convertible note in the principal amount of $1,000,000 plus interest of $300,000 elected to convert the note into 1,000,000 shares of the Company's common stock.

NOTE 17 - QUARTERLY FINANCIAL INFORMATION AND FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

The Company determined it was necessary to revise its unaudited results of operations in fiscal 2000.

                        EMB CORPORATION AND SUBSIDIARIES

The effect of such prior period adjustments on the Company's previously reported quarters are as follows:

                                    Unaudited (in thousands, except per share information)

                                      Three months ended             Three months ended
                                       December 31, 1999               March 31, 2000
                                       As                            As
                                   Originally         As         Originally         As
                                    Reported       Restated       Reported       Restated
                                   -----------    -----------    -----------    -----------

Revenues, net                      $        --    $        --    $        --    $        --

Total operating expenses               169,894        169,894        156,526        161,246
Total other (income) expense            83,583        241,302         51,251        208,970
                                   -----------    -----------    -----------    -----------
Loss from continuing
  operations                          (253,477)      (411,196)      (207,777)      (370,216)

Income (loss) from
  discontinued operations             (959,465)      (959,465)      (504,687)    (1,073,227)
                                   -----------    -----------    -----------    -----------

Net income (loss)                  $(1,212,942)   $(1,370,661)   $  (712,464)   $(1,443,443)
                                   ===========    ===========    ===========    ===========

Basic and diluted income (loss)
 per common share:
  Continuing operations                  (0.14)         (0.23)         (0.10)         (0.19)
  Discontinued operations                (0.52)         (0.52)         (0.26)         (0.56)
  Net income (loss)                      (0.66)         (0.75)         (0.36)         (0.75)

Basic and diluted weighted
average shares outstanding           1,829,532      1,829,532      1,965,747      1,928,628

                                 Unaudited (in thousands, except per share information)

                                      Three months ended        Three months ended
                                         June 30, 2000           September30, 2000
                                        As
                                    Originally         As
                                     Reported       Restated
                                    -----------    -----------      -----------

Revenues, net                       $     5,518    $     5,518      $        --

Total operating expenses                653,597        653,597        2,933,043
Total other (income) expense            (54,384)       212,103          889,548
                                    -----------    -----------      -----------
Loss from continuing
  operations                           (593,695)      (860,182)      (3,822,591)
                                                                    -----------
Income (loss) from
  discontinued operations             8,771,959      8,771,959         (275,636)
                                    -----------    -----------      -----------

Net income (loss)                   $ 8,178,264    $ 7,911,777      $(4,098,227)
                                    ===========    ===========      ===========

Basic and diluted income (loss)
 per common share:
  Continuing operations                   (0.30)         (0.44)           (1.94)
  Discontinued operations                  4.48           4.48            (0.14)
  Net income (loss)                        4.18           4.04            (2.08)

Basic and diluted weighted
average shares outstanding            1,957,777      1,957,777        1,968,342


     Significant adjustments of the fourth quarter of fiscal 2000 affecting previously reported quarters are as follows:

     Accrued interest expense           $   630,875
     Loss on sale of RMC                    568,540
                                        -----------
                                        $ 1,199,415
                                        ===========

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------

          3.1 Restated Articles of Incorporation of EMB Corporation are incorporated by reference to Exhibit 3(i) to the Registrant's registration statement on Form 10-SB (No. 1-11883), filed with the Commission on June 28, 1996 (the "Form 10-SB").

          3.2     The Bylaws of the Registrant are incorporated by referenced to
                  Exhibit 3(ii) of Form 10-SB of the Registrant.

         10.1 The Asset Acquisition Agreement dated December 16, 1995, with Sterling Alliance Group, Ltd. is incorporated herein by reference to Exhibit 10(a) to the Form 10-SB of the Registrant.

         10.2 The Appraisal Report dated April 22, 1996, of real property (61 acres) in County of Monterey, California by National Appraisal Service is incorporated herein by reference to
                  Exhibit 10(b) to the Form 10-SB of the Registrant.

         10.3 The Appraisal Report as of December 7, 1994, of 4.89 acres in Counter of Riverside, California, by Tyna M. Stopnik is incorporated herein by reference to Exhibit 10(c) to the Form 10-SB of the Registrant.

         10.4 The License Agreement with Virtual Lending Technology, Inc. is incorporated herein by reference to Exhibit 10(d) to the Form 10-SB of the Registrant.

         10.5 The Seller Agreement between ICI Funding Corporation and EMB Mortgage Banc, Ltd. is incorporated herein by reference to
                  Exhibit 10(e) to the Form 10-SB of the Registrant.

         10.6 The 1996 Stock Option, SAR and Stock Bonus Plan is incorporated herein by reference to Exhibit 10(f) to the Form 10-SB of the Registrant.

         10.7 The Sublease covering the executive offices of the Registrant expiring March, 1997 is incorporated herein by reference to
                  Exhibit 10(g) to the Form 10-SB of the Registrant.

         10.8 The form of license agreement with customers of the Registrant is incorporated herein by reference to Exhibit 10(h) to the Form 10-SB of the Registrant.

         10.9 Residential Mortgage Loan Origination Agreement dated July 31, 1996, with Orange County Federal Credit Union is incorporated by reference to Exhibit 10(i) of Amendment No. 1 to the Form 10-SB of the Registrant.

         10.10 The Long Form Security (Installment) Land Contract with Power of Sale dated December 30, 1996, is incorporated herein by reference to Exhibit 7(c)(1) to the Form 8-K report of the Registrant filed on January 9, 1997.

         10.11 Stock Purchase Agreement dated November 1, 1997, regarding acquisition of Investment Consultants, Inc., is incorporated herein by reference to Exhibit 10(k) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         EXHIBIT
         NUMBER                  DESCRIPTION
         -------                 -----------

         10.12 ICI Master Commitment to purchase loans under ConformPlus program dated October 21, 1997 is incorporated herein by reference to Exhibit 10(l) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.13 ICI Master Commitment to purchase second deed trust mortgage deeds dated September 12, 1997 is incorporated herein by reference to Exhibit 10(m) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.14 ICI Master Commitment to purchase jumbo and conforming residential mortgages dated September 4, 1997 is incorporated herein by reference to Exhibit 10(n) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.15 Master agreement for sale of mortgages with ContiMortgage Corporation is incorporated herein by reference to Exhibit 10(o) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.16 Sale agreement for purchase of mortgage loans with the Mortgage Authority, Inc. dated April 3, 1997 is incorporated herein by reference to Exhibit 10(p) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.17 Mortgage loan Seller/Servicer Agreement with First Union National Bank of North Carolina dated March 16, 1997 is incorporated herein by reference to Exhibit 10(q) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.18 Mortgage Purchase Agreement with Resource Bancshares Mortgage Group, Inc. dated March 10, 1997 is incorporated herein by reference to Exhibit 10(r) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.19 Stock Purchase Agreement with Linda K. Gregg dated November 1, 1997, regarding agreement of Preferred Holding Group, Incorporated is incorporated herein by reference to Exhibit 10(s) to Form 10-KSB report of the Registrant for the period ended September 30, 1997 filed on January 13, 1998.

         10.20 Stock Purchase Agreement dated May 7, 1999, by and among the Company, Vincent Rinehart and AMRES Holdings, Inc., which was filed on April 11, 2000 as an exhibit to Form 8-K report of the Registrant, is incorporated herein by reference.

         10.21 Amended and Restated Purchase Agreement dated April 12, 2000, by and between the Company and e-Net Financial.Com Corporation, which was filed on April 18, 2000 as an exhibit to Form 8-K report of the Registrant, is incorporated herein by this reference.

         21.1     Subsidiaries of Registrant