Form 10QSB
period 2000-12-31
EMB CORP
filed 2001-02-27
CIK 1017797

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         715 West 10159 E. 11th Street, Suite 415, Tulsa, Oklahoma 74128
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (918) 836-8575
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 3,029,944 as of February 23, 2001.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

                        EMB CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 2000


                                     ASSETS

Current assets:
   Cash                                                       $     39,438
   Other current assets                                             25,300
                                                              ------------
         Total current assets                                       64,738

Note receivable from related party                               1,055,000
Property and equipment, net                                          4,161
Land held for sale                                                  43,000
Equity investment                                                3,366,408
Other assets                                                        63,141
                                                              ------------

                                                              $  4,596,448
                                                              ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                           $    205,724
   Accrued interest                                                209,345
   Other accrued liabilities                                       312,074
   Note payable to related party                                   803,086
   Convertible notes payable                                       657,349
   Net liabilities of discontinued operations                    4,486,910
   Notes payable                                                   218,219
                                                              ------------
         Total current liabilities                               6,892,707

Deferred tax liability                                             226,474
                                                              ------------
         Total liabilities                                       7,119,181
                                                              ------------

Commitments and contingencies

Shareholders' deficit:
   Common stock                                                 24,148,281
   Accumulated deficit                                         (26,671,014)
                                                              ------------
         Total shareholders' deficit                            (2,522,733)
                                                              ------------

                                                              $  4,596,448
                                                              ============


           See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                 2000           1999
                                             -----------    -----------

   General and administrative expenses           170,844        169,894

   Interest expense                               57,511        240,502
   Equity in loss of investee                    383,592             --
   Other income                                  (23,550)            --
                                             -----------    -----------

Loss before income taxes                        (588,397)      (410,396)

   Provision for income taxes                        800            800
                                             -----------    -----------

Loss from continuing operations                 (589,197)      (411,196)

Loss from discontinued operations                (35,004)      (959,465)
                                             -----------    -----------

        Net loss                             $  (624,201)   $(1,370,661)
                                             ===========    ===========

Basic and dilutive per common share:
   Continuing operations                     $     (0.24)   $     (0.23)
                                             ===========    ===========
   Discontinued operations                   $     (0.01)   $     (0.52)
                                             ===========    ===========
   Net loss                                  $     (0.25)   $     (0.75)
                                             ===========    ===========

Basic and dilutive weighted average shares     2,421,070      1,829,532
                                             ===========    ===========


           See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                                              2000           1999
                                                                          -----------    -----------
Cash flows from operating activities:
   Net loss                                                               $  (624,201)   $(1,370,661)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Earnings in loss of investee                                          383,592             --
        Common stock issued to consultants and
           employees for services rendered                                         --        693,501
        Depreciation and amortization                                              --        177,513
        Fair value of officer services                                         56,250             --
        Changes in operating assets and liabilities:
          Accounts receivable                                                      --         51,091
          Mortgage loans held for sale                                             --         (1,500)
          Other current assets                                                (23,550)       (17,881)
          Accounts payable                                                     91,851        116,381
          Accrued interest                                                     92,515        237,528
          Payroll taxes payable                                                    --        108,418
          Other liabilities                                                     5,000         (9,276)
                                                                          -----------    -----------

   Net cash used in operating activities                                      (18,543)       (14,886)
                                                                          -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                                             --         (2,800)
   Other Assets                                                                    --         30,216
                                                                          -----------    -----------

   Net cash provided by investing activities                                       --         27,416
                                                                          -----------    -----------

Cash flows from financing activities:
   Net repayments of notes payable and capital lease obligations                   --       (170,541)
   Proceeds from related party borrowings                                      18,543        196,886
                                                                          -----------    -----------

   Net cash provided by financing activities                                   18,543         26,345
                                                                          -----------    -----------

Net increase in cash                                                               --         38,875

Cash at beginning of period                                                    39,438         47,801
                                                                          -----------    -----------

Cash at end of period                                                     $    39,438    $    86,676
                                                                          ===========    ===========

Supplemental schedule of non-cash investing and financing activities-
   Common stock issue for conversion of note payable                      $ 1,381,750
                                                                          ===========


           See accompanying notes to consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of EMB Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the three months ended December 31, 2000. These consolidated financial statements include the accounts of EMB Corporation and its subsidiary companies (together "the Company"). Results for the three months ended December 31, 2000, are not necessarily indicative of the operations which may occur during the year ending September 30, 2001. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000 for further information.

Going Concern

Through December 31, 2000 and continuing into 2001, the Company has incurred significant losses. At December 31, 2000, the Company had a working capital deficit of approximately $6.8 million, which included approximately a $3.4 million liability to federal and state agencies for employee and employer payroll taxes. The Company dramatically reduced its operation on or about December 22, 1998 to significantly reduce the losses from operations. The Company has been relatively inactive in fiscal 2000 and 1999. Management is currently funding its operations through loans from affiliates and/or officers. The Company requires immediate proceeds from a financing or from the sale of its land to meet its current obligations. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey, California. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net losses.

Information in this report should be read in conjunction with the Company's consolidated financial statements as stated in its reports on Form 10-KSB for the fiscal years ended September 30, 2000, and September 30, 1999. The accompanying consolidated financial information is not necessarily indicative of the results for the fiscal year ended September 30, 2001.

NOTE 2 - LOSS PER COMMON SHARE

Basic and diluted loss per common share is based on the weighted average number of common shares outstanding during the period. Outstanding options and warrants have not been included in the calculation of the weighted average shares outstanding since their effects are anti-dilutive.

NOTE 3 - SHAREHOLDERS' DEFICIT

On November 16, 2000, the Company issued 1,000,000 shares of common stock valued at $1,318,750 upon conversion of a 15% convertible note in the principal amount of $1,000,000 plus accrued and unpaid interest of $318,750.

NOTE 4 - DISCONTINUED OPERATIONS

The operating results of the discontinued mortgage banking operations are summarized as follows:

                                                  Three Months Ended December 31,
                                                   2000                    1999
                                                 --------             -----------

Revenues                                         $     --             $ 1,374,499
Operating expenses                                     --              (2,364,316)
Other income (expense), net                       (35,004)                 30,352
                                                 --------             -----------
Net loss from discontinued operations            $(35,004)            $  (959,465)
                                                 ========             ===========

The net liabilities of discontinued operations are summarized as follows as of December 31, 2000:

Current assets                                                $    89,920
Property and equipment, net                                       383,388
Land                                                              800,000
Other assets                                                       29,952
Current liabilities, excluding payroll liabilities             (1,327,669)
Payroll liabilities                                            (3,416,046)
Notes payable                                                  (1,046,455)
                                                              -----------
Net liabilities of discontinued operations                    $(4,486,910)
                                                              ===========


Payroll Liabilities

At December 31, 2000, the Company has unpaid federal and state payroll tax liabilities of approximately $3.4 million, including estimated penalties and interest. During fiscal 1999 and 1998, payroll tax deposits of approximately $1.0 million were not made through the date the Company ceased operations of EMB Mortgage in the first fiscal quarter of 1999. Certain officers may be held personally liable in the event the Company does not satisfy these obligations. Management has engaged legal counsel to effect a settlement of such amounts due. Management ceased recording penalties and interest in the third quarter of 2000 since management does not believe that the amount will be substantially more than the carrying value of such liability at December 31, 2000.

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

In January 1999, the Company issued a promissory note payable to a financial institution for overdrawn accounts in the amount of $58,280. The non-interest bearing note was payable on March 10, 1999 and is currently in default subject to all collection costs. A certificate of deposit maintained by the Company with this financial institution totaling $38,470 has been offset against the note for a net deficiency of $19,810 as of December 31, 2000.

NOTE 5 - EQUITY INVESTMENT

In connection with the sale of its subsidiary to e-Net Financial.com Corporation ("e-Net") in April 2000, the Company received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method whereby the Company reports its pro-rata share of the income or losses of e-Net. At December 31, 2000, the Company controlled approximately 36% of the issued and outstanding common stock of e-Net. The Company reported its equity in e-Net's losses totaling $383,592 for the three months ended December 31, 2000.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On November 16, 2000, the holder of a 15% convertible note in the principal amount of $1,000,000 plus accrued and unpaid interest to the date of conversion of $318,750 elected to convert such note into 1,000,000 shares of the Company's common stock.

NOTE 7 - SUBSEQUENT EVENT

On or about February 1, 2001, the Company negotiated an agreement with the owner of the office facilities located in Costa Mesa, California, whereby the Company vacated the premises and was relieved of approximately three months of past-due rent and the rent for the remainder of the original term of the lease. The Company currently maintains its executive offices consisting of approximately 2,000 square feet in Jenks, Oklahoma. The Company sublets this office space from an officer of the Company on a month-to-month basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

         In June 2000, the Company entered into an asset purchase agreement with Cyrus Ltd. ("Cyrus") to acquire rights to operate two natural gas processing plants in Tennessee. In connection with this agreement, the Company issued 2,500,000 shares of common stock. In November 2000, the Company and Cyrus rescinded the transaction due to the quality of the gas available for processing and the common stock issued to Cyrus was returned to the Company for cancellation.

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

         Cash at December 31, 2000 was $39,428 compared to $86,676 at December 31, 1999. Cash outflows from operating activities for the three months ended December 31, 2000 totaled $18,543 compared to a cash outlaw of $14,886 for the three months ended December 31, 1999.

         There were no cash flows from investing activities during the three months ended December 31, 2000, compared to a cash inflow of $27,416 during the same period in 1999.

         Cash generated from financing activities during the three months ended December 31, 2000 included borrowings from a related party to pay normal operating expenses. Borrowings from related parties during the 1999 period totaled $196,886. Additionally, in the 1999 period, the Company made net payments on notes payable and capital lease obligations of $170,541.

         In April of 2000, the Company received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method whereby the Company reports its pro-rata share of income or losses of e-Net Financial.Com Corporation ("e-Net"). At December 31, 2000, the Company controlled approximately 36% of issued and outstanding common stock of e-Net. The Company reported its equity in e-Net's losses totaling $383,592 for the three months ended December 31, 2000.

General and Administrative Expenses

         General and administrative expenses increased to $170,844 during the three months ended December 31, 2000 from $169,894 during the same period in 1999, an increase of $950 or 1%. The Company continues to incur costs as a public company consisting of salaries, rents, utilities, legal and professional services.

Other Income and Expense

         Interest expense decreased to $57,511 during the three-month period ended December 31, 2000 from $240,502 in 1999. Interest expense for both periods consisted of accrued interest payable on the convertible debt and the note due to a related party. The decrease is attributed to payments on outstanding notes payable to related parties and the convertible debt.

Discontinued Operations for the three months ended December 31, 2000 compared to the three months ended December 31, 1999

         The decrease in loss from discontinued operations is attributable to the ceasing of the Company's mortgage banking operations. Current period loss includes interest on notes payable.

Liquidity and Capital Resources

         As of December 31, 2000, we had no net material assets, including any available cash. We have no commitment for any capital expenditures and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company and continue to incur operating costs, including professional fees payable to attorneys and accountants, for which our cash balance will be used. We have substantial long-term and short-term liabilities.

         Since 1996, the Company has incurred significant losses from operations, and at December 31, 2000, the Company had a working capital deficit of $6.8 million. The Company requires immediate proceeds from the collection of $1.055 million from e-Net, a financing or from the sale of its assets to meet its current obligations. As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended September 30, 2000 with a "going concern" opinion. "These factors raise substantial doubt about the Company's ability to continue as a going concern." None of the factors addressed by the Company's independent auditors have been mitigated during the three months ended December 31, 2000, and the "going concern" issues remain. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey County, California. There are no assurances that such sale will occur or that capital will be raised to satisfy its obligations.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         On or about November 17, 1998, the Company entered into a Stipulated Judgment in the matter of Yamaichi International (America) Inc., vs. EMB Corporation, USDC, Southern District of New York, Case No. 98-7152 (DLC). The lawsuit arose out of the obligation of the Company to pay rent for its branch corporate office in New York City. The total amount of the judgment was $186,000. As of December 31, 2000, the Company has paid approximately $7,100 toward the judgment.

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

         On January 3, 2001, the Company was sued in the lawsuit FirstBank of Aurora vs. Investment Consulting Inc., Jane and/or John Does 1-100 and EMB Corporation, Denver Colorado District Court Number 01CV0018. Plaintiffs seek damages in the amount of $29,878.13 in respect of its allegation that the Company's bank account was overdrawn by such amount. In addition, Plaintiffs seek interest on such amount, and their costs and their attorneys' fees. The Company was served on January 21, 2001. The Company intends to dispute the allegations raised in the Complaint; however, as of the date of this Quarterly Report, no responsive pleading has been filed.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended December 31, 2000.

ITEM 5. OTHER INFORMATION.

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Not Applicable

         (b)      Reports on Form 8-K.

                  No Reports on Form 8-K were filed by the Company during the quarter ended December, 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMB CORPORATION


Date:    February  26, 2001           By: /s/ Ben Campbell
                                          --------------------------------------
                                          Ben Campbell
                                          Director and President


Date:    February  26, 2001           By: /s/ Kenneth J. Quist
                                          --------------------------------------
                                          Kenneth J. Quist
                                          Director, Secretary and Principal
                                          Accounting and Chief Financial Officer