Form 10QSB/A
period 2000-12-31
EMB CORP
filed 2001-02-27
CIK 1017797

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


                  715 West Main Street, Jenks, Oklahoma 74037
         ---------------------------------------------------------------
                    (Address of principal executive offices)


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

EMB CORPORATION



Date:    February 27, 2001            By: /s/ Ben Campbell
                                          --------------------------------------
                                          Ben Campbell
                                          Director and President


Date:    February 27, 2001            By: /s/ Kenneth J. Quist
                                          --------------------------------------
                                          Kenneth J. Quist
                                          Director, Secretary and Principal
                                          Accounting and Chief Financial Officer