Form 10QSB
period 2001-03-31
EMB CORP
filed 2001-05-21
CIK 1017797

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________

     Commission File Number: 1-11883

                                 EMB CORPORATION
                         --------------------------------
                        (Name of small business issuer as
                            specified in its charter)

            Hawaii                                       95-3811580
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              715 West Main Street, Suite F, Jenks, Oklahoma 74037
                     --------------------------------------
                    (Address of principal executive offices)

                                 (918) 298-2002
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             -----  -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes     No
                                               -----  -----
Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 3,029,944 as of May 10, 2001.

Transitional Small Business Disclosure Format (Check One):  Yes     No  X
                                                               -----  -----

PART I - FINANCIAL INFORMATION

                        EMB CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                              As of March 31, 2001


                                     ASSETS

Current assets:
   Cash                                                            $     39,438
   Other current assets                                                  25,300
                                                                   ------------
         Total current assets                                            64,738

Note receivable from related party                                    1,196,837
Property and equipment, net                                               4,161
Land held for sale                                                       43,000
Equity investment                                                     3,366,408
Other assets                                                             63,141
                                                                   ------------

                                                                   $  4,673,547
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                $    214,287
   Accrued interest                                                     209,345
   Other accrued liabilities                                            312,074
   Note payable to related party                                        803,086
   Convertible notes payable                                            657,349
   Net liabilities of discontinued operations                         4,486,910
   Notes payable                                                        218,219
                                                                   ------------
         Total current liabilities                                    6,901,270

Deferred tax liability                                                  226,474
                                                                   ------------
         Total liabilities                                            7,127,744
                                                                   ------------

Commitments and contingencies

Shareholders' deficit:
   Common stock                                                      24,148,281
   Accumulated deficit                                              (26,602,478)
                                                                   ------------
         Total shareholders' deficit                                 (2,454,197)
                                                                   ------------

                                                                   $  4,673,547
                                                                   ============


          See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Three Months Ended March 31, 2001 and 2000


                                                         2001           2000
                                                     -----------     ----------

   General and administrative expenses                     8,463        156,526

   Interest expense                                         --           51,251
   Equity in loss of investee                               --             --
   Other income                                             --             --
                                                     -----------     ----------

Loss before income taxes                                  (8,463)      (207,777)

   Provision for income taxes                               --             --
Loss from continuing operations                             --         (207,777)

Loss from discontinued operations                           --         (504,687)
                                                     -----------     ----------

        Net loss                                     $    (8,463)    $ (712,464)
                                                     ===========     ==========

Basic and dilutive per common share:
   Continuing operations                             $     (0.01)    $    (0.01)
                                                     ===========     ==========
   Discontinued operations                           $     (0.00)    $    (0.02)
                                                     ===========     ==========
   Net loss                                          $     (0.01)    $    (0.02)
                                                     ===========     ==========

Basic and dilutive weighted average shares             3,029,944      2,421,070
                                                     ===========     ==========


          See accompanying notes to consolidated financial statements



                                   EMB CORPORATION AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                          For the Three Months Ended March 31, 2001 and 2000



                                                                               2001           2000
                                                                           -----------    -----------
Cash flows from operating activities:
   Net loss                                                                $    (8,463)   $(1,925,406)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Earnings in loss of investee                                              --             --
        Common stock issued to consultants and
           employees for services rendered                                        --          853,520
        Depreciation and amortization                                             --          357,395
        Fair value of officer services                                            --             --
        Changes in operating assets and liabilities:
          Accounts receivable                                                     --          (23,727)
          Mortgage loans held for sale                                            --           (1,500)
          Other current assets                                                    --          (59,525)
          Accounts payable                                                       8,463        (21,925)
          Accrued interest                                                        --             --
          Payroll taxes payable                                                   --          233,893
          Other liabilities
                                                                                  --           (9,076)
                                                                           -----------    -----------

   Net cash used in operating activities                                          --         (596,371)
                                                                           -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                                            --           (5,200)
   Decreases in other assets                                                      --           31,018
                                                                           -----------    -----------

   Net cash provided by investing activities                                      --           25,818
                                                                           -----------    -----------

Cash flows from financing activities:
   Net repayments of notes payable and capital lease obligations                  --        (170,541)
                                                                           -----------    ----------
   Proceeds from related party borrowings                                         --         196,886
                                                                           -----------    -----------

     Net cash provided by (used in) financing activities                          --          620,334
                                                                           -----------    -----------

  Net increase in cash                                                            --           49,781

  Cash at beginning of period                                                   39,438         47,801
                                                                           -----------    -----------

  Cash at end of period                                                    $    39,438    $    97,582
                                                                           ===========    ===========

  Supplemental schedule of non-cash investing and financing activities-
     Common stock issue for conversion of note payable                            --      $ 1,381,750



                     See accompanying notes to consolidated financial statements

                                                  4

NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of EMB Corporation and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the three months ended March 31, 2001. These consolidated financial statements include the accounts of EMB Corporation and its subsidiary companies (together "the Company"). Results for the three months ended March 31, 2001, are not necessarily indicative of the operations which may occur during the year ending September 30, 2001. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000 for further information.

The Company is required to have its consolidated financial statements reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements. We will file an amendment to this Form 10-QSB when our independent accountants complete their review of these financial statements.

Going Concern

Through March 31, 2001, the Company has incurred significant losses. At March 31, 2001, the Company had a working capital deficit of approximately $6.8 million, which included approximately a $3.4 million liability to federal and state agencies for employee and employer payroll taxes. The Company dramatically reduced its operation on or about December 22, 1998 to significantly reduce the losses from operations. The Company has been relatively inactive in fiscal 2001, 2000 and 1999. Management is currently funding its operations through loans from affiliates and/or officers. The Company requires immediate proceeds from a financing or from the sale of its land to meet its current obligations. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey, California. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - DISCONTINUED OPERATIONS

Payroll Liabilities

At March 31, 2001, the Company has unpaid federal and state payroll tax liabilities of approximately $3.4 million, including estimated penalties and interest. During fiscal 1999 and 1998, payroll tax deposits of approximately $1.0 million were not made through the date the Company ceased operations of EMB Mortgage in the first fiscal quarter of 1999. Certain officers may be held personally liable in the event the Company does not satisfy these obligations. Management has engaged legal counsel to effect a settlement of such amounts due. Management ceased recording penalties and interest in the third quarter of 2000 since management does not believe that the amount will be substantially more than the carrying value of such liability at March 31, 2001.

Notes Payable

In connection with its mortgage banking activities, the Company was required to repurchase loans, which failed within a specific time period or were funded based on fraudulent information provided by the debtor and not detected by the Company's underwriting policies and procedures. In connection with the repurchase of these assets from the Company's mortgage warehouse lender, the Company issued a note totaling $923,976. The non-interest bearing note was payable on August 15, 1999. The note is currently in default and subject to a 5% late fee. The note is secured by the land located in Monterey County, California. The holder of the note has initiated litigation for a judicial foreclosure on the land. (See Part II - Other Information, Item 1 - Legal Proceedings for additional information).

In January 1999, the Company issued a promissory note payable to a financial institution for overdrawn accounts in the amount of $58,280. The non-interest bearing note was payable on March 10, 1999 and is currently in default subject to all collection costs. A certificate of deposit maintained by the Company with this financial institution totaling $38,470 has been offset against the note for a net deficiency of $19,810 as of March 31, 2001.

NOTE 5 - EQUITY INVESTMENT

In connection with the sale of its subsidiary to e-Net Financial.com Corporation ("e-Net") in April 2000, the Company received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method whereby the Company reports its pro-rata share of the income or losses of e-Net. At December 31, 2000, the Company controlled approximately 36% of the issued and outstanding common stock of e-Net. The Company reported its equity in e-Net's losses totaling $383,592 for the three months ended December 31, 2000. Provision of the Company's equity in the gain or loss of e-Net for the three months ended March 31, 2001 are not included herein.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On November 16, 2000, the holder of a 15% convertible note in the principal amount of $1,000,000 plus accrued and unpaid interest to the date of conversion of $318,750 elected to convert such note into 1,000,000 shares of the Company's common stock.

NOTE 7 - OFFICE RENT

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

     In November 2000, the Company's Board of Directors approved a plan to acquire various natural gas pipelines, located in the State of Oklahoma, from Commanche Energy, Inc. for total consideration of $1,200,000, the purchase price of which to be paid by means of a convertible promissory note. The proposed acquisition was subject to the Company's due diligence investigation regarding the pipelines. Although the proposed transaction has not been officially rescinded, currently the Company does not expect that it will procede with this proposed acquisition.

     Until our transition to an active oil and gas company is complete, we do not expect to conduct material business activities.

     Cash at March 31, 2001 was $39,428 compared to $97,582 at March 31, 2000. Cash outflows from operating activities for the three months ended March 31, 2001 totaled $-0- compared to a cash inflow of $49,781 for the three months ended March 31, 2000.

     There were no cash flows from investing activities during the three months ended March 31, 2001, compared to a cash inflow of $25,818 during the same period in 2000.

     There were no cash flows from financing activities during the three months ended March 31, 2001 as compared with $620,334 during the same period in 2000.

     In April of 2000, the Company received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method whereby the Company reports its pro-rata share of income or losses of e-Net Financial.Com Corporation ("e-Net"). At March 31, 2001, the Company controlled approximately 36% of issued and outstanding common stock of e-Net. The Company has not included its equity in e-Net's losses for the three months ended March 31, 2001.

General and Administrative Expenses

     General and administrative expenses decreased to $8,463 during the three months ended March 31, 2001 from $156,526 during the same period in 2000, an decrease of $148,063or 95%. However, the Company will continue to incur costs as a public company consisting of salaries, rents, utilities, legal and professional services and expects these expenses to increase in the future.

Other Income and Expense

     Interest expense decreased to $-0- during the three-month period ended March 31, 2001 from $51,251 in 2000. Interest expense for the 2000 period consisted of accrued interest payable on the convertible debt and the note due to a related party. The decrease is attributed to conversion of the convertible in the fiscal quarter the current one. Interest on the outstanding notes payable to related parties has not been accrued or paid in the current quarter.

Discontinued Operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000

     There were no losses attributable to discontinued operations in the period ended March 31, 2001 as compared to $504,687 for the same period in 2000. The decrease in loss from discontinued operations is attributable to the longer time period since the cessation of the Company's mortgage banking operations.

Liquidity and Capital Resources

     As of March 31, 2001, we had no net material assets, including any available cash. We have no commitment for any capital expenditures and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company and continue to incur operating costs, including professional fees payable to attorneys and accountants, for which our cash balance will be used. We have substantial long-term and short-term liabilities.

     Since 1996, the Company has incurred significant losses from operations, and at March 31, 2001, the Company had a working capital deficit of $6.8 million. The Company requires immediate proceeds from the collection of $1.196 million from e-Net, a financing or from the sale of its assets to meet its current obligations. As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended September 30, 2000 with a "going concern" opinion. "These factors raise substantial doubt about the Company's ability to continue as a going concern." None of the factors addressed by the Company's independent auditors have been mitigated during the respective three month periods ended December 31, 2000 and March 31, 2001, and the "going concern" issues remain. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey County, California. There are no assurances that such sale will occur or that capital will be raised to satisfy its obligations.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     On or about November 17, 1998, the Company entered into a Stipulated Judgment in the matter of Yamaichi International (America) Inc., vs. EMB Corporation, USDC, Southern District of New York, Case No. 98-7152 (DLC). The lawsuit arose out of the obligation of the Company to pay rent for its branch corporate office in New York City. The total amount of the judgment was $186,000. As of March 31, 2001, the Company has paid approximately $7,100 toward the judgment.

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

     The Company and James C, Saunders, the former manager of the Company's Denver, Colorado office (the "Denver Office") were engaged in litigation in the matter entitled James C. Saunders vs. EMB Corporation, EMB Mortgage Corporation, and Does 1 through 30, Superior Court of California, County of Orange, Case No.00CC06034. In this litigation, Mr. Saunders alleged the Company owes him certain moneys arising from the reacquisition of the Denver Office operated by Mr. Saunders from the Company. A settlement was reached by the parties to this litigation whereby the Company issued its convertible promissory note to Mr. Saunders in the amount of $500,000 in exchange for a dismissal of this action.

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

     In connection with the Company's agreement with its landlord to cause the subtenants of its office lease (e-Net, its subsidiaries and the other subtenant) to vacate the premises, the owner filed a lawsuit and provided the Company with an extension to respond, pending the vacating of the premises by such entities. The lawsuit was filed in Orange County Superior Court, Case No. 01CC01075 for unlawful detainer. The landlord has dismissed the lawsuit with prejudice. Pursuant to the terms of the settlement, the Company was released from all obligations under the lease.

     EMB Mortgage Corporation and Impac Funding Corporation are engaged in litigation, Impac Funding Corporation vs. EMB Mortgage Corporation, et al., Superior Court, County of Monterey, Case No. M50028. This judicial forclosure action wherein Impac is seeking to foreclosue on the Montery, California real property owned by EMB Mortgage Corporation. The obligation arises out of a promissory note secured by deed of trust for moneys alleged owed to the plaintiff by EMB Mortgage Corporation for loans required to be repurchased by EMB Mortgage Corporation or other alleged defaults by EMB Mortgage Corporation of the various agreements between Impac and EMB Mortgage Corporation concerning the funding and purchase of loans by Impac on behalf of EMB Mortgage Corporation.

     During December 1998, the Company terminated the majority of its then employees due to the ceasing of operation of EMB Mortgage. In most cases the employees were not given their final wages upon termination. There have been various claims made by these employees and the labor board has taken actions against the Company. Amounts owed the former employees were accrued in a prior period and periodic payments have been made to a substantial number of the former employees. As of the date of this Quarterly Report, all but two former employees of EMB Mortgage have been paid in full and have provided full releases to the Company.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2001.

ITEM 5. OTHER INFORMATION.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         Not Applicable

     (b) Reports on Form 8-K.

     No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EMB CORPORATION


Date:    May  15, 2001                      By:  /s/  Ben Campbell
                                               --------------------------------
                                                      Ben Campbell
                                                      Director and President


Date:    May  15, 2001                      By:  /s/  Kenneth J. Quist
                                               --------------------------------
                                                      Kenneth J. Quist
                                                      Director, Secretary and
                                                      Principal Accounting and
                                                      Chief Financial Officer