Form 10QSB
period 2001-06-30
EMB CORP
filed 2001-08-24
CIK 1017797

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

        Commission File Number:  1-11883

                                 EMB CORPORATION
                         --------------------------------
                        (Name of small business issuer as
                            specified in its charter)

             Hawaii                                      95-3811580
       -------------------------------       ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         5075 Warner Avenue, Suite B, Huntington Beach, California 92649
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 377-2118
                                 --------------
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

Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 3,946,944 as of August 1, 2001.

Transitional Small Business Disclosure Format (Check One):  Yes       No   X
                                                               -----     -----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        EMB CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               As of June 30, 2001


                                     ASSETS

Current assets:
   Cash                                                            $     39,438
   Other current assets                                                   1,750
                                                                   ------------
         Total current assets                                            41,188

Note receivable from related party                                      103,404
Property and equipment, net                                               4,161
Land held for sale                                                       43,000
Equity investment                                                     1,377,000
Other assets                                                             63,141
                                                                   ------------

                                                                   $  1,631,894
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                $    214,287
   Accrued interest                                                     190,930
   Other accrued liabilities                                            582,074
   Note payable to related party                                        831,440
   Convertible notes payable                                            848,109
   Net liabilities of discontinued operations                         4,550,808
   Notes payable                                                        218,219
                                                                   ------------
         Total current liabilities                                    7,435,867

Deferred tax liability                                                  226,474
                                                                   ------------
         Total liabilities                                            7,662,341
                                                                   ------------

Commitments and contingencies

Shareholders' deficit:
   Common stock                                                      23,931,000
   Accumulated deficit                                              (29,961,447)
                                                                   ------------
         Total shareholders' deficit                                 (6,030,447)
                                                                   ------------

                                                                   $  1,631,894
                                                                   ============


           See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2000

                                                          2001          2000
                                                      -----------   -----------

Revenues                                                     --           5,518
                                                      -----------   -----------

General and administrative expenses                          --         155,288

Impairment of equity investment                              --            --

Impairment of goodwill                                       --         498,309

   Interest expense                                        31,264        14,851

   Equity in loss of investee                             731,776          --

   Other income                                              --         (69,235)

   Settlement expense                                     947,199          --
                                                      -----------   -----------

Loss from continuing operations                        (1,710,239)     (593,695)

Income (loss) from discontinued operations                (31,949)    8,771,959
                                                      -----------   -----------

        Net loss                                      $(1,742,188)  $ 8,178,264
                                                      ===========   ===========

Basic and diluted per common share:
   Continuing operations                              $     (1.28)  $     (0.30)
                                                      ===========   ===========
   Discontinued operations                            $     (0.03)  $      4.48
                                                      ===========   ===========
   Net loss                                           $     (1.32)  $      4.18
                                                      ===========   ===========

Basic and diluted weighted average shares               2,976,471     1,957,777
                                                      ===========   ===========


           See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Nine Months Ended June 30, 2001 and 2001


                                                        2001            2000
                                                    -----------     -----------

Revenues                                                   --            43,570

   General and administrative expenses                  180,207         520,560

Impairment of equity investment                         755,356            --

Impairment of goodwill                                     --           498,309

   Interest expense                                     109,376         148,885

   Equity in loss of investee                         1,847,144            --

   Other income                                            --           (69,235)

   Settlement expense                                   923,649            --
                                                    -----------     -----------

Loss from continuing operations                      (3,815,732)     (1,054,949)

Income (loss) from discontinued operations              (98,902)      7,307,807
                                                    -----------     -----------

        Net loss                                    $(3,914,634)    $ 6,252,858
                                                    ===========     ===========

Basic and diluted per common share:
   Continuing operations                            $     (1.35)    $     (0.55)
                                                    ===========     ===========
   Discontinued operations                          $     (0.04)    $      3.81
                                                    ===========     ===========
   Net loss                                         $     (1.39)    $      3.26
                                                    ===========     ===========

Basic and diluted weighted average shares             2,821,980       1,918,646
                                                    ===========     ===========


           See accompanying notes to consolidated financial statements



                                   EMB CORPORATION AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                           For the Nine Months Ended June 30, 2001 and 2000



                                                                              2001           2000
                                                                              ----           ----
Cash flows from operating activities:
   Net loss                                                               $(3,914,634)   $ 6,252,858
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Common stock issued to consultants and
           employees for services rendered                                       --          853,500
        Loss on settlement of debt                                            923,649           --
        Provision for write off of goodwill and ICI severance
           agreement                                                             --          498,310
        Loss on impairment of equity investment                               755,356           --
        Depreciation and amortization                                            --          394,665
        Loss (gain) from discontinued operations                               98,902     (9,303,430)
        Equity in loss of investee                                          1,847,144           --
        Changes in operating assets and liabilities:
          Accounts receivable                                                    --          (27,570)
          Mortgage loans held for sale                                           --           (1,750)
          Other current assets                                                   --          (44,816)
          Accounts payable                                                    105,414       (240,487)
          Payroll taxes payable                                                  --          180,221
          Other liabilities                                                   165,626         (2,505)
                                                                          -----------    -----------

   Net cash used in operating activities                                      (18,543)    (1,441,004)
                                                                          -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                                           --           (5,200)
   Cash received from acquisitions                                               --              302
   Decreases in other assets                                                     --           36,860
   Proceeds from sale of discontinued operations                                 --        2,945,000
                                                                          -----------    -----------
   Net cash provided by investing activities                                     --        2,976,962
                                                                          -----------    -----------

Cash flows from financing activities:
   Borrowings (repayments) on warehouse line of credit, net                      --             --
   Net repayments of notes payable and capital lease obligations                 --         (218,728)
   Proceeds from related party borrowings                                      18,543       (469,014)
   Proceeds from (payments) of convertible and other notes payable               --         (700,000)
                                                                          -----------    -----------

     Net cash provided by financing activities                                 18,543     (1,387,742)
                                                                          -----------    -----------

  Net increase in cash                                                           --          148,216

  Cash at beginning of period                                                  39,438         47,081
                                                                          -----------    -----------

  Cash at end of period                                                   $    39,438    $   195,297
                                                                          ===========    ===========

  Supplemental schedule of non-cash investing and financing activities-
     Common stock issued for conversion of note payable                   $ 1,318,750    $      --
                                                                          ===========    ===========


                     See accompanying notes to consolidated financial statements

                                                   4

                        EMB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under accounting principles generally accepted in the United States. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of EMB Corporation and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the three and nine months ended June 30, 2001 and 2000. These consolidated financial statements include the accounts of EMB Corporation and its subsidiary companies (together "the Company"). Results for the three and nine months ended June 30, 2001 and 2000, are not necessarily indicative of the operations which may occur during the year ending September 30, 2001. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30,2000 for further information.

The Company is required to have its consolidated financial statements reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements. We will file an amendment to this Form 10-QSB when our independent accountants complete their review of these financial statements.


Going Concern

Through June 30, 2001, and continuing into 2001, the Company has incurred significant losses. At June 30, 2001, the Company had a working capital deficit of approximately $7.4 million, which included approximately a $3.4 million liability to federal and state agencies for employee and employer payroll taxes. The Company dramatically reduced its operation on or about December 22, 1998 to significantly reduce the losses from operations. The Company has been relatively inactive in fiscal 2000 and 1999. Management is currently funding its operations through loans from affiliates and/or officers. The Company requires immediate proceeds from a financing or from the sale of its land to meet its current obligations. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey, California. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



                        EMB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - LOSS PER COMMON SHARE

Basic and diluted loss per common share is based on the weighted average number of common shares outstanding during the period. Outstanding options and warrants have not been included in the calculation of the weighted average shares outstanding since their effects are anti-dilutive.

NOTE 3 - SHAREHOLDERS' DEFICIT

On November 16, 2000, the Company issued 1,000,000 shares of common stock valued at $1,318,750 upon conversion of a 15% convertible note in the principal amount of $1,000,000 plus accrued and unpaid interest of $318,750. On June 26, 2001, the Company issued 147,000 shares of common stock valued at $3,969 as part of the global settlement agreement discussed in Note 7.

NOTE 4 - DISCONTINUED OPERATIONS

The operating results of the discontinued mortgage banking operations are summarized as follows:

                                                    Three Months Ended            Nine Months Ended
                                              June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000
                                               -----------    -----------    -----------    -----------
Revenues                                       $      --      $    95,202    $      --      $ 2,870,371
Operating expenses                                    --         (351,069)          --       (4,699,590)
Other income (expense), net                        (31,949)         8,446        (98,902)       117,646
Gain  on sale of  subsidiaries,  net  income
  taxes of $259,817                                   --        9,019,380           --        9,019,380
                                               -----------    -----------    -----------    -----------
Net loss from discontinued operations
                                               $   (31,949)   $ 8,771,959    $   (98,902)   $ 7,307,807
                                               ===========    ===========    ===========    ===========

The net liabilities of discontinued operations are summarized as follows as of June 30, 2001:

Current assets                                                      $    89,920
Property and equipment, net                                             319,490
Land                                                                    800,000
Other assets                                                             29,952
Current liabilities, excluding payroll liabilities                   (1,327,669)
Payroll liabilities                                                  (3,416,046)
Notes payable                                                        (1,046,455)
                                                                    -----------
Net liabilities of discontinued operations                          $(4,550,800)
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

                                       6

                        EMB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 5 - EQUITY INVESTMENT

In connection with the sale of its subsidiary to e-Net Financial.com Corporation ("e-Net") in April 2000, the Company received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method whereby the Company reports its pro-rata share of the income or losses of e-Net. On June 26, 2001, the Company received an additional 1,500,000 of eNet's common stock in connection with the Global agreement. The shares were valued at $0.15 per share including a 10% discount for trade restriction. At June 30, 2001, the Company controlled approximately 21% of the issued and outstanding common stock of e-Net. The Company reported its equity in e-Net's losses totaling $1,847,144 for the three months ended June 30, 200. Also, due to the significant decline in the trading price of the eNet shares, management has determined to impair the carrying value of these shares. The Company recorded an impact expense of $755,356.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On November 16, 2000, the holder of a 15% convertible note in the principal amount of $1,000,000 plus accrued and unpaid interest to the date of conversion of $318,750 elected to convert such note into 1,000,000 shares of the Company's common stock.

NOTE 7 - GLOBAL SETTLEMENT

On June 26, 2001, the Company entered into a Settlement Agreement with e-Net Financial.Com Corporation ("e-Net"), AMRES Holding LLC ("AMRES Holding"), Vincent Rinehart ("Rinehart") (AMRES Holding and Rinehart being collectively, the "Rinehart Parties"), and Williams de Broe ("WdB"). This Settlement Agreement represented a "global" settlement by the parties involved with respect to various claims or obligations asserted by one or more parties against one or more parties. The resolutions of this agreement include the following: (a) e-Net issued 1.5 million shares of its restricted common stock to the Company; (b) e-Net issued 3.0 million shares of its common stock to WdB in exchange for cancellation of its purported guarantee of an obligation of the Company due WdB in the amount of $657,349; (c) the Company credited e-Net with the sum of $424,766 against the e-Net obligation due the Company; (d) the Company assigned to AMRES Holding (subject to allocation among themselves by the Rinehart Parties) $484,446 of the e-Net obligation due the Company, with the Company retaining $303,404 of the e-Net obligation due the Company; (e) the Company issued to WdB a new promissory note in the principal amount of $348,109; (f) the Company issued 147,000 shares of its restricted common stock to WdB; and (g) the

                        EMB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company credited e-Net with the sum of $200,000 on the remaining obligation of e-Net due the Company, with the promissory note of such obligation being canceled and a new convertible promissory note in the amount of $103,404 being issued by e-Net to the Company.

NOTE 8 - LEGAL LITIGATION

On March 19, 2001, the Company settled a lawsuit in which the Company was named a defendant by issuing a 10% convertible note payable in the amount of $500,000 maturing on September 30, 2002. As of June 30, 2001, the Company recorded a settlement expense for $500,000 and accrued a liability for the associated interest of approximately $10,000.

NOTE 9 - SUBSEQUENT EVENTS

On July 24, 2001, the Company entered into Settlement Agreements with Ben Campbell ("Campbell"), the former Director and President of the Company and Kenneth J. Quist ("Quist"), the former Vice President, Secretary, Principal Accounting and Chief Financial Officer and Director of the Company, to compensate them for past services rendered in such capacities and to reimburse them for expenses incurred on behalf of the Company during the nine months ended June 30, 2001. The terms of the Settlement Agreements, among other things, provided that the Company issue 150,000 shares and 100,000 shares of the Company's restricted common stock to Campbell and Quist, respectively. On the same date, the Company agreed to issue 10,000 shares of the Company's restricted common stock to each of Roger D. Hall, a former Director of the Company, and Ann
L. Petersen, a remaining Director of the Company, as compensation for past services rendered in such capacities. The Company had expensed $165,000 in the year ended September 30, 2000, and had expensed $56,250 during the three months ended December 31, 2000. These expenses were charged to additional paid in capital as the value of services provided by management. As of June 30, 2001, the Company reversed the charge to additional paid in capital for $221,250 and recorded a liability for the $270,000 with the difference recorded as settlement expense.

On July 24, 2001, the Company and William R. Parker ("Parker") closed the transaction whereby the Company purchased all of the capital stock of Saddleback Investment Services, Inc., dba American National Mortgage ("Saddleback"), in consideration for 500,000 shares of the Company's restricted common stock and a 6% note payable for $100,000. The Company will revalue the shares issued to Parker on September 1, 2002 and again on March 1, 2003 and if applicable will issue additional shares to parker, so the aggregate value of all shares issued to parker is no less than $500,000. Also, the Company will incrementally grant options to purchase a total of 600,000 shares of the Company's common stock. These options expire one year and three months from the date of grant and their vesting is contingent on Saddleback achieving certain profit goals. The Company is in the process of valuing Saddleback's assets and liabilities.

On July 26, 2001, the Company and William V. Perry closed the transaction whereby the Company sold to Mr. Perry all of the capital stock of EMB Mortgage Corporation for a nominal consideration of $10. Prior to this transaction, EMB Mortgage Corporation had been a wholly-owned subsidiary of the Company, with Mr. Perry serving as its President. Prior to June 21, 2000, Mr. Perry had also been a Director of the Company.

On July 26, 2001, the Company and David Berman closed the transaction whereby the Company sold to Mr. Berman all of the capital stock of Ameritelecon, Inc. for a nominal consideration of $10. Prior to this transaction, Ameritelecon, Inc. had been a wholly-owned subsidiary of the Company, with Mr. Berman serving as its President.

                        EMB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Subsequent to June 30, 2001, the Company entered into various consulting agreements and issued a total of 1,470,000 shares of restricted common stock to various consultants valued at $190,350.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this Quarterly Report and our Annual Report on Form 10-KSB for the year ended September 30, 2000.

     Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company's historical losses, general economic downturns, intense competition in the financial services and mortgage banking industries, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

General.

     Since the December 1998 cessation of the operations of our EMB Mortgage Corporation subsidiary and our January 2000 plan to divest ourselves of our remaining mortgage banking operations, we acquired Titus Real Estate Corporation, which owned a combination of non-operated working and royalty interests in 71 producing oil and gas wells located in the State of Oklahoma. In October 2000, this transaction was rescinded and the common stock issued to the prior owner of Titus Real Estate Corporation was returned to the Company for cancellation.

     In July 2000, our common stock was the subject of a 1-for-15 reverse split. Accordingly, all of the historical share and related data contained in this Quarterly Report have been retroactively adjusted to take such split into account.

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

     In November 2000, the Company's Board of Directors approved a plan to acquire various natural gas pipelines, located in the State of Oklahoma, from Commanche Energy, Inc. for total consideration of $1,200,000, the purchase price of which to be paid by means of a convertible promissory note. The proposed acquisition was subject to the Company's due diligence investigation regarding the pipelines. In May, 2001, the Company determined that it would not continue with the proposed acquisition.

     On July 11, 2001, the transition to new management was completed following the resignation of Ben Campbell, as President and a Director, Roger D. Hall, as a Director, and Kenneth J. Quist, as a Director, and with Kenneth J. Quist being relieved of his duties as an officer of the Company. James E. Shipley was elected as a Director, Chairman of the Board, President and Chief Executive Officer of the Company, Ann L. Petersen being the only other remaining Director.

     With new management in place, it was determined to be in the best interests of the Company, and its shareholders, to refocus its business to that of a financial services holding company again, while also expecting to provide, develop, and use the latest technologies available to the financial services industry, including Internet applications, where applicable. (See "Part II, Item 5 - Other Information" for a more complete discussion of events subsequent to the end of the quarterly reporting period.)

     Continuing Operations for the Three Months Ended June 30, 2001 as compared to the Three Months ended June 30, 2000.

General and Administrative Expenses

     General and administrative expenses decreased to $-0- during the three months ended June 30, 2001 from $155,288 during the same period in 2000, a decrease of $155,288 or 100%, primarily due to the inactivity of the Company. However, the Company will continue to incur costs as a public company consisting of salaries, rents, utilities, legal and professional services and expects these expenses to increase in the future.

Other Income and Expense

     Interest expense increased to $31,264 during the three-month period ended June 30, 2001 from $14,225 in 2000. Interest expense for the 2001 period consisted of interest payable on the note due to a related party.

Discontinued Operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000

     There were no losses attributable to discontinued operations in the period ended June 30, 2001 as compared to a gain of $95,202 for the same period in 2000. The prior year period included income from the sale of American Residential Funding.

     Continuing Operations for the Nine Months Ended June 30, 2001 as compared to the Nine Months ended June 30, 2000.

     Cash at June 30, 2001 was $39,438 compared to $233,727 at June 31, 2000.
Cash outflows from operating activities for the nine months ended June 30, 2001 totaled $18,543 compared to a cash outflow of $1,441,004 for the nine months ended June 30, 2000.

     There were no cash flows from investing activities during the three months ended June 30, 2001, compared to a cash inflow of $2,976,692 during the same period in 2000. The prior year period included proceeds for the sale of discontinued operations.

     There was a cash inflow of $18,543 from financing activities during the nine months ended June 30, 2001 as compared with a cash outflow of $1,387,742 during the same period in 2000.

     In April of 2000, the Company received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method whereby the Company reports its pro-rata share of income or losses of e-Net Financial.Com Corporation ("e-Net"). On June 26, 2001, the Company received an additional 1,500,000 shares of e-Net's common stock pursuant to the Settlement Agreement entered into on that date (See "Part II, Item 5 - Other Information"). At June 30, 2001, the Company controlled approximately 25% of the issued and outstanding common stock of e-Net. The Company has reflected its equity in e-Net's losses, totalling $1,847,144 for the nine months period ended June 30, 2001.

General and Administrative Expenses

     General and administrative expenses decreased to $180,207 during the nine months ended June 30, 2001 from $520,560 during the same period in 2000, a decrease of $340,353 or 65%, primarily due to the inactivity of the Company. However, the Company will continue to incur costs as a public company consisting of salaries, rents, utilities, legal and professional services and expects these expenses to increase in the future.

Other Income and Expense

     Interest expense decreased to $109,376 during the nine-month period ended June 30, 2001 from $148,885 in 2000. Interest expense for the 2000 period consisted of accrued interest payable on the convertible debt and the note due to a related party, while interest in the 2001 period consisting solely of interest on notes payable to related parties.

Discontinued Operations for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000

     There were no losses attributable to discontinued operations in the period ended June 30, 2001 as compared to a gain of $2,870,371 for the same period in 2000. The prior year period included income from the sale of American Residential Funding.

Liquidity and Capital Resources

     As of June 30, 2001, we had did not have any available cash and had no net material assets, except for the 9,000,000 restricted shares of e-Net common stock, which are not liquid. We have no commitment for any capital expenditures and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company and continue to incur operating costs, including professional fees payable to attorneys and accountants, for which we will be dependent on loans from management or newly-raised capital. We have substantial long-term and short-term liabilities.

     Since 1996, the Company has incurred significant losses from operations, and at June 30, 2001, the Company had a working capital deficit of approximately $7.4 million. The Company requires immediate proceeds from a financing or from operations of its newly-acquired subsidiary, Saddleback Investment Services, Inc. (See Part II, Item 5. Other Information.) As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended September 30, 2000 with a "going concern" opinion. "These factors raise substantial doubt about the Company's ability to continue as a going concern." None of the factors addressed by the Company's independent auditors have been mitigated during the respective three month periods ended December 31, 2000, March 31, 2001 and June 30, 2001, and the "going concern" issues remain. Management is seeking private equity and debt capital. There are no assurances that any such capital will be raised to satisfy its obligations. However, management believes that the refocus of its business emphasis on the financial services sector will enable it to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As a result of the sale of EMB Mortgage Corporation (See "Part II, Item 5 - Other Information" for a more complete discussion of events subsequent to the end of the quarterly reporting period), the following discussion excludes those matters that pertained solely to the Company's former subsidiary, EMB Mortgage Corporation.

     On or about November 17, 1998, the Company entered into a Stipulated Judgment in the matter of Yamaichi International (America) Inc., vs. EMB Corporation, USDC, Southern District of New York, Case No. 98-7152 (DLC). The lawsuit arose out of the obligation of the Company to pay rent for its branch corporate office in New York City. The total amount of the judgment was $186,000. As of June 30, 2001, the Company has paid approximately $7,100 toward the judgment.

     The Company and Joseph K. Brick are currently engaged in litigation, Joseph
K. Brick vs. EMB Corporation, Circuit Court, Seventh Judicial District, Volusia County, Florida, Case no. 99-30669 CICI, which was filed on or about March 23, 1999. The Company filed an appeal of a lower court ruling entering a default judgment against the Company and in favor of Mr. Brick. In February 2001, this appeal was denied. Subsequent thereto, a judgment was entered by the Court in Volusia County, Florida, in favor of Mr. Brick in the amount of $1,303,440.22. As of June 27, 2001, Mr. Brick obtained entry of a sister-state judgment against the Company in the State of California.

     The Company has also initiated a lawsuit against Mr. Brick, his wife, Florence M. Brick, and their company, FMB Mortgage Corporation, in a matter entitled EMB Corporation and EMB Mortgage Corporation vs. Joseph K. Brick, Florence M. Brick, FMB Mortgage Corporation and Does 1 through 10, Superior Court of the State of California, County of Orange, Case No.00CC08083, filed August 7, 2000. In this litigation, the Company and its former subsidiary, EMB Mortgage Corporation, allege that Mr. Brick breached the Separation, Asset Purchase Agreement and Release entered into by and between the Company and Mr. Brick by failing to indemnify the Company against losses incurred by the Company resulting from operations of the Company's Daytona Beach, Florida office (the "Daytona Office") which was managed by Mr. and Mrs. Brick. The Company further alleges negligence Mr. and Mrs. Brick in their management of the Company's Daytona Office and fraud and conversion against Mr. and Mrs. Brick, together with FMB Mortgage, Inc. (the company which they formed to carry on the business of the Daytona Office), concerning tax reporting by FMB Mortgage, Inc. The Company and EMB Mortgage Corporation have agreed, between themselves, that the Company will bear all expenses of litigation, including attorneys fees and associated costs, and will be entitled to the entire judgment, if any, obtained against the defendants herein.

     The Company and James C. Saunders, the former manager of the Company's Denver, Colorado office (the "Denver Office") were engaged in litigation in the matter entitled James C. Saunders vs. EMB Corporation, EMB Mortgage Corporation, and Does 1 through 30, Superior Court of California, County of Orange, Case No. 00CC06034, filed May 18, 2000. In this litigation, Mr. Saunders alleged the Company owed him certain moneys arising from the reacquisition of the Denver Office by Mr. Saunders from the Company. A settlement was reached by the parties to this litigation whereby the Company issued its convertible promissory note to Mr. Saunders in the amount of $500,000 in exchange for a dismissal of this action, which was entered on May 24, 2001.

     The Company and Deposit Guaranty Mortgage Company ("DGMC") were engaged in litigation in a matter entitled CarrAmerica Realty, L.P., vs. Deposit Guaranty Mortgage Company, District Court of Dallas County, Texas, 68th Judicial District, Case No. DV99-01262-C, filed October 19, 1999, in which the Company is named as a Third Party for indemnification of DGMC for rent allegedly owed for the Company's former office in Dallas, Texas. On October 20, 2000, the Company and DGMC stipulated to judgment against the Company and in favor of DGMC in the amount of $30,000. No part of this judgment has been paid.

     On January 3, 2001, the Company was sued in the lawsuit styled, FirstBank of Aurora vs. Investment Consulting Inc., Jane and/or John Does 1-100 and EMB Corporation, Denver Colorado District Court Number 01CV0018. Plaintiff seeks damages in the amount of $29,878.13 in respect of its allegation that the Company's bank account was overdrawn by such amount. In addition, Plaintiff seeks interest on such amount, and its costs and attorneys' fees. The Company was served on January 21, 2001. The Company believes the allegations raised in the Complaint to be without merit; however, as of the date of this Quarterly Report, no responsive pleading has been filed.

     The Company and Great West Life & Annuity Insurance Company ("Great West") were engaged in litigation in the matter styled, Great West Life & Annuity Insurance Company v. EMB Corporation, Superior Court of the State of California,

County of Orange, Case No. 00CC2472. In this litigation, Great West alleged that the Company owed moneys for premiums for medical insurance coverage provided by Great West to the Company and its former employees through the period ended December 31, 1998. The Company and Great West stipulated to judgment against the Company and in favor of Great West in the amount of $42,648.48. No part of this judgment has been paid.

     The Company and Donald Egan were engaged in litigation in the matter entitled Donald Egan vs. EMB Corporation, et al, District Court, Denver County, Colorado, Case No. 99CV-000736 Division 1. In this litigation, the Plaintiff alleged that the Company owed moneys on an outstanding promissory note. On June 3, 1999, a Court judgment was entered against the Company in the amount of $174,136.50. The current balance on the judgment with accrued interest after credits for payments on behalf of the Company is $79,065.62.

     EMB Mortgage Corporation and Impac Funding Corporation are engaged in litigation, Impac Funding Corporation vs. EMB Mortgage Corporation, et al., Superior Court, County of Monterey, Case No. M50028, filed on August 1, 2000. This is a judicial foreclosure action, wherein Impac is seeking to foreclose the Monterrey, California, real property owned by EMB Mortgage Corporation. The obligation arises out of a promissory note secured by deed of trust for moneys alleged owed to the plaintiff by EMB Mortgage Corporation for loans required to be repurchased by EMB Mortgage Corporation or other alleged defaults by EMB Mortgage Corporation of the various agreements with Impac concerning the funding and purchase of loans by Impac on behalf of EMB Mortgage Corporation. The Company and EMB Mortgage Corporation have agreed that the Company will bear all expenses of litigation, including attorneys fees and associated costs and may, at its sole option, elect to assist EMB Mortgage Corporation in reaching a resolution of the pending legal action.

     The Company is not engaged in any other legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

     Effective June 26, 2001, the Company issued 147,000 shares of its restricted common stock to Williams de Broe in satisfaction of certain unpaid interest on the Company's original $657,349 obligation to Williams de Broe. (See "Part II, Item 5 - Other Information" for a more complete discussion of events surrounding this issuance.) Exemption from registration of such shares is claimed under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 2001.

ITEM 5.  OTHER INFORMATION.

     On June 26, 2001, the Company entered into a Settlement Agreement with e-Net Financial.Com Corporation ("e-Net"), AMRES Holding LLC ("AMRES Holding"), Vincent Rinehart ("Rinehart"; AMRES Holding and Rinehart being collectively, the "Rinehart Parties"), and Williams de Broe ("WdB"). This Settlement Agreement represented a "global" settlement by the parties involved with respect to various claims or obligations asserted by one or more parties against one or more parties. While reference is made to Exhibit 10.16 hereto for all terms and conditions of the Settlement Agreement, including the asserted claims and/or obligations, the following is a synopsis of the actions performed by the parties pursuant to the Settlement Agreement. (Please note that all of the following claims and obligations are, in accordance with the Settlement Agreement, deemed to be asserted claims and/or obligations, only, and not deemed to be admitted by any party.)

     o e-Net withdrew the Registration Statement filed by it with the Securities and Exchange Commission, which included, among other shares being registered, the 7.5 million shares of e-Net common stock owned by the Company that were partial consideration tendered to the Company in respect of its sale of American Residential Funding to e-Net on or about April 10, 2000;

     o e-Net issued 1.5 million shares of its restricted common stock to the Company;

     o e-Net issued 3.0 million shares of its restricted common stock to WdB in exchange for a release by WdB of e-net's purported guarantee of the Company's obligation to WdB in the remaining amount of $657,349;

     o The Company credited e-Net with the sum of $424,766 against e-Net's obligation to the Company (which constituted a portion of the original consideration to the Company as a result of its sale of American Residential Funding to e-Net), leaving a then-unpaid balance in favor of the Company of $788,850;

     o The Company then assigned to AMRES Holding (subject to allocation among the Rinehart Parties) $484,446 of the $788,850 e-Net obligation due the Company, leaving a then-unpaid balance in favor of the Company of $303,404;

     o WdB canceled the Company's remaining amount of $657,349 due WdB and, in light of the e-Net issuance of 3.0 million of its shares to WdB, accepted a new promissory note from the Company in the amount of $348,109 and 147,000 shares of the Company's restricted common stock in satisfaction of certain unpaid interest on the original $657,349 obligation;

     o The Company credited e-Net with the sum of $200,000 of e-Net's remaining $303,404 obligation, canceled e-Net's $303,404 promissory note, and accepted a new convertible promissory note from e-Net in the amount of $103,404.

     Subsequent to June 30, 2001, management of the Company has taken several significant actions with regards to the future direction of the Company:

     On July 16, 2001, the Company entered into an Agreement for Consulting Services with Belvidere Networking Enterprises ("Belvidere"), whereby Belvidere agreed to provide consulting and advisory services relating to (a) the identification of, and preliminary negotiations with, mortgage and other financial services related companies for possible acquisition by, or merger with, the Company; (b) assisting the Company in completing due diligence investigations of companies which are being for potential acquisition by, or merger with, the Company; and (c) providing the Company with recommendations regarding management strategies for the Company's operating subsidiaries. This agreement provides for the Company to pay a total of $1,500,000 over the three year term of the agreement, with said sum payable in the form of the Company's common stock.

     On July 24, 2001, the Company entered into Settlement Agreements with Ben Campbell, the former Director and President of the Company, and with Kenneth J. Quist, the former Vice President, Secretary, Principal Accounting and Chief Financial Officer and Director of the Company, to compensate them for services rendered during the prior year of service in such capacities and to reimburse them for expenses incurred on behalf of the Company during that period. The terms of the Settlement Agreements, among other things, provided that the Company issue 150,000 shares and 100,000 shares of the Company's restricted common stock to Messrs. Campbell and Quist, respectively. On the same date, the Company agreed to issue 10,000 shares of the Company's restricted common stock to each of Roger D. Hall, a former Director of the Company, and Ann L. Petersen, a remaining Director of the Company, as compensation for services rendered in such capacities for the prior year.

     On July 24, 2001, the Company and William R. Parker closed a transaction, whereby the Company purchased all of the capital stock of Saddleback Investment Services, Inc. ("Saddleback"), which does business as American National Mortgage. A more detailed description of this transaction between the Company and Mr. Parker and the business of Saddleback may be found in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 8, 2001.

     On July 26, 2001, the Company and William V. Perry closed a transaction, whereby the Company sold to Mr. Perry all of the capital stock of EMB Mortgage Corporation. Prior to this transaction, EMB Mortgage Corporation had been a wholly-owned subsidiary of the Company, with Mr. Perry serving as its President. Prior to June 21, 2000, Mr. Perry had also been a Director of the Company. A more detailed description of this transaction between the Company and Mr. Perry may be found in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 10, 2001.

     On July 26, 2001, the Company and David Berman closed a transaction, whereby the Company sold to Mr. Berman all of the capital stock of Ameritelecon, Inc. Prior to this transaction, Ameritelecon, Inc. had been a wholly-owned subsidiary of the Company, with Mr. Berman serving as its President. A more detailed description of this transaction between the Company and Mr. Berman may be found in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 10, 2001.

     On July 31, 2001, William R. Parker, President of the Company's newly-acquired subsidiary, was named to the Board of Directors of the Company.

     On August 1, 2001, the Company entered into an Agreement for Consulting Services with Castle Gate Group, Ltd. ("Castle Gate"), whereby Castle Gatee agreed to provide consulting and advisory services relating to the identification of, and preliminary negotiations with, mortgage and other financial services related companies for possible acquisition by, or merger with, the Company and other related matters. This agreement provides for the Company to pay a total of $1,000,000 over the three year term of the agreement, with said sum payable in the form of the Company's common stock


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     *   Exhibits filed herewith. Other exhibits are incorporated by reference.

Exhibit 10.10 Purchase Agreement, dated July 23, 2001, by and between the Company and William R. Parker, which was filed with the Securities and Exchange Commission on August 8, 2001, as
                    Exhibit 10.10 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

Exhibit 10.11 Secured Promissory Note of EMB Corporation dated July 24, 2001, which was filed with the Securities and Exchange Commission on August 8, 2001, as Exhibit 10.11 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

Exhibit 10.12 Security Agreement, dated July 24, 2001, by and between EMB Corporation and William R. Parker, which was filed with the Securities and Exchange Commission on August 8, 2001, as
                    Exhibit 10.12 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

Exhibit 10.13 Collateral Agent Agreement, dated July 24, 2001, by and among EMB Corporation, William R. Parker and the Collateral Agent, which was filed with the Securities and Exchange Commission on August 8, 2001, as Exhibit 10.13 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

Exhibit 10.14 Purchase Agreement, dated July 26, 2001, by and between EMB Corporation and William V. Perry, which was filed with the Securities and Exchange Commission on August 10, 2001, as
                    Exhibit 10.14 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

Exhibit 10.15 Purchase Agreement, dated July 26, 2001, by and between EMB Corporation and David Berman, which was filed with the Securities and Exchange Commission on August 10, 2001, as
                    Exhibit 10.15 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

Exhibit 10.16* Settlement Agreement, dated June 26, 2001, by and among, EMB Corporation, e-Net Financial.Com Corporation, AMRES Holding LLC, Vincent Rinehart and Williams de Broe.

Exhibit 10.16a* Promissory Note dated June 27, 2001, executed by EMB Corporation in favor of Williams de Broe.

Exhibit 10.16b* Promissory Note dated June 27, 2001, executed by e-Net Financial.com Corporation in favor of EMB Corporation (later terminated).

Exhibit 10.16c* Promissory Note dated June 27, 2001, executed by e-Net Financial.com Corporation in favor of EMB Corporation (later terminated).

Exhibit 10.16d* Redeemable Convertible 10% Promissory Note dated June 28, 2001 executed by e-Net Financial.com Corporation in favor of EMB Corporation.

Exhibit 10.17* Settlement Agreement, dated July 24, 2001, by and between the Company and Ben Campbell.

Exhibit 10.18* Settlement Agreement, dated July 24, 2001, by and between the Company and Kenneth Quist.

Exhibit 10.19* Agreement for Consulting Services, dated July 16, 2001, by and between the Company and Belvidere Network Enterprises.

Exhibit 10.20* Agreement of Consulting Services, dated August 1, 2001, by and between the Company and Castle Gate Group, Ltd.

Exhibit 10.21* Redeemable Convertible 10% Promissory Note dated April 10, 2001 executed by the Company in favor of James Saunders.

               (b)  Reports on Form 8-K.

               (1) On August 8, 2001, the Company filed a Current Report on Form 8-K, which disclosed (i) the Purchase Agreement, dated July 23, 2001, and other related agreements, entered into by and between the Company and William R. Parker, whereby the Company agreed to purchase all of issued and outstanding capital stock of Saddleback Investment Services, Inc. and
                    (ii) the election of William R. Parker as a Director of the Company.

               (2) On August 10, 2001, the Company filed a Current Report on Form 8-K, which disclosed (i) the Purchase Agreement, dated July 26, 2001, entered into by and between the Company and William V. Perry, whereby the Company sold all of the issued and outstanding capital stock of EMB Mortgage Corporation and (ii) the Purchase Agreement, dated July 26, 2001, entered into by and between the Company and David Berman, whereby the Company sold all of the issued and outstanding capital stock of Ameritelecon, Inc.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EMB CORPORATION


Date:    August 24, 2001           By:/s/ James E. Shipley
                                      ------------------------------------------
                                          James E. Shipley
                                          President, Director and Principal
                                          Accounting and Chief Financial Officer

                                    EXHIBITS


Exhibit 10.16a Promissory Note dated June 27, 2001, executed by EMB Corporation in favor of Williams de Broe.

Exhibit 10.16b Promissory Note dated June 27, 2001, executed by e-Net Financial.com Corporation in favor of EMB Corporation (later terminated).

Exhibit 10.16c Promissory Note dated June 27, 2001, executed by e-Net Financial.com Corporation in favor of EMB Corporation (later terminated).

Exhibit 10.16d Redeemable Convertible 10% Promissory Note dated June 28, 2001 executed by e-Net Financial.com Corporation in favor of EMB Corporation.

Exhibit 10.17 Settlement Agreement, dated July 24, 2001, by and between the Company and Ben Campbell.

Exhibit 10.18 Settlement Agreement, dated July 24, 2001, by and between the Company and Kenneth Quist.

Exhibit 10.19 Agreement for Consulting Services, dated July 16, 2001, by and between the Company and Belvidere Network Enterprises.

Exhibit 10.20 Agreement of Consulting Services, dated August 1, 2001, by and between the Company and Castle Gate Group, Ltd.

Exhibit 10.21 Redeemable Convertible 10% Promissory Note dated April 10, 2001 executed by the Company in favor of James Saunders.