Form 10QSB/A
period 2001-03-31
EMB CORP
filed 2001-09-11
CIK 1017797

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


         5075 Warner Avenue, Suite B, Huntington Beach, California 92649
                     --------------------------------------
                    (Address of principal executive offices)

                                 (714) 577-2118
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

PART I - FINANCIAL INFORMATION

                        EMB CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                              As of March 31, 2001

                                   (Unaudited)


                                     ASSETS

Current assets:
   Other current assets                                            $     25,300
                                                                   ------------

Note receivable from related party                                    1,055,000
Property and equipment, net                                               4,161
Land held for sale                                                       43,000
Equity investment                                                     1,879,276
Other assets                                                             63,141
                                                                   ------------

                                                                   $  3,069,878
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                $    214,287
   Accrued interest                                                     215,892
   Other accrued liabilities                                          1,612,874
   Note payable to related party                                        817,140
   Convertible notes payable                                            657,349
   Net liabilities of discontinued operations                         4,518,859
   Notes payable                                                        218,219
                                                                   ------------
         Total current liabilities                                    8,254,620

Deferred tax liability                                                  226,474
                                                                   ------------
         Total liabilities                                            8,481,094
                                                                   ------------

Commitments and contingencies

Shareholders' deficit:
   Common stock, no par value; 30,000,000 shares authorized
            2,970,009 shares issued and outstanding                  24,148,281
   Accumulated deficit                                              (29,559,497)
                                                                   ------------
         Total shareholders' deficit                                 (5,411,216)
                                                                   ------------

                                                                   $  3,069,878
                                                                   ============


     See accompanying notes to unaudited consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Three Months Ended March 31, 2001 and 2000

                                   (Unaudited)

                                                       2001            2000
                                                    -----------     -----------

Revenues                                            $      --       $      --

   General and administrative expenses                   48,801         156,526

Impairment of equity investment                         755,356            --

   Interest expense                                      20,601          51,251
   Equity in loss of investee                           731,776            --
   Other income                                            --              --
   Litigation accrual                                 1,300,000            --
                                                    -----------     -----------
Loss before income tax                               (2,856,534)       (207,777)

   Provision for income tax                                --              --
                                                    -----------     -----------
Loss from continuing operations                      (2,856,534)       (207,777)

Loss from discontinued operations                       (31,949)       (504,687)
                                                    -----------     -----------
        Net loss                                    $(2,888,483)    $  (712,464)
                                                    ===========     ===========
Basic and dilutive loss per common share:
Continuing operations                               $     (0.96)    $     (0.10)
                                                    ===========     ===========
Discontinued operations                             $     (0.01)    $     (0.26)
                                                    ===========     ===========
Net loss                                            $     (0.97)    $     (0.36)
                                                    ===========     ===========

Basic and dilutive weighted average shares            2,970,009       1,965,747
                                                    ===========     ===========


      See accompanying notes to unaudited consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Six Months Ended March 31, 2001 and 2000

                                   (Unaudited)



                                                       2001            2000
                                                    -----------     -----------

Revenues                                            $      --       $      --

   General and administrative expenses                  219,645         326,420


Impairment of equity investment                         755,356            --

   Interest expense                                      78,112         134,034
   Equity in loss of investee                         1,115,368            --
   Other (income)                                       (23,550)           --
   Litigation accrual                                 1,300,000            --
                                                    -----------     -----------
Loss before income tax                               (3,444,931)       (460,454)

   Provision for income tax                                 800             800
                                                    -----------     -----------
Loss from continuing operations                      (3,445,731)       (461,254)

Loss from discontinued operations                       (66,953)     (1,464,152)
                                                    -----------     -----------
        Net loss                                    $(3,512,684)    $(1,925,406)
                                                    ===========     ===========

Basic and dilutive loss per common share:
   Continuing operations                            $     (1.25)    $     (0.24)
                                                    ===========     ===========
   Discontinued operations                          $     (0.02)    $     (0.77)
                                                    ===========     ===========
   Net loss                                         $     (1.27)    $     (1.01)
                                                    ===========     ===========

Basic and dilutive weighted average shares            2,750,229       1,899,080
                                                    ===========     ===========


     See accompanying notes to unaudited consolidated financial statements



                                    EMB CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASHFLOWS

                           For the Six Months Ended March 31, 2001 and 2000

                                              (Unaudited)



                                                                              2001          2000
                                                                          -----------    -----------
Cash flows from operating activities:
   Net loss                                                               $(3,512,684)   $(1,925,406)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Loss on impairment of equity investment                               755,356           --
        Common stock issued to consultants and
          employees for services rendered                                        --          853,500
        Depreciation and amortization                                            --          357,395
        Fair value of officer services                                         56,250           --
        Accrual of litigation expenses                                      1,300,000           --
        Loss (gain) from discontinued operations                               66,953           --
        Equity in loss of investee                                          1,115,368           --
        Changes in operating assets and liabilities:
          Other current assets                                                (23,550)          --
          Accounts receivable                                                    --          (23,727)
          Mortgage loans held for sale                                           --           (1,500)
          Other current assets                                                   --          (59,525)
          Accounts payable                                                    105,414        (21,925)
          Accrued interest                                                     45,308           --
          Payroll taxes payable                                                  --          233,893
          Other liabilities                                                    19,550         (9,076)
                                                                          -----------    -----------
   Net cash used in operating activities                                      (72,035)      (596,371)
                                                                          -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                                           --           (5,200)
   Decreases in other assets                                                     --           31,018
                                                                          -----------    -----------
   Net cash provided by investing activities                                     --           25,818
                                                                          -----------    -----------
Cash flows from financing activities:
   Payment under capital lease obligations                                       --         (152,908)

     Payment of convertible and other note payable                               --         (110,339)
   Proceeds from related party borrowings                                      32,597        883,581
                                                                          -----------    -----------
     Net cash provided by (used in) financing activities                       32,597        620,334
                                                                          -----------    -----------
  Net increase (decrease) in cash                                             (39,438)        49,781

  Cash at beginning of period                                                  39,438         47,801
                                                                          -----------    -----------
  Cash at end of period                                                   $      --      $    97,582
                                                                          ===========    ===========

  Supplemental schedule of non-cash investing and financing activities-

     Common stock issued for conversion of note payable                   $ 1,318,750    $      --
                                                                          ===========    ===========
     Cash paid for interest and income tax                                $      --      $      --
                                                                          ===========    ===========


                See accompanying notes to unaudited consolidated financial statements



                        EMB CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Consolidated financial statements

The accompanying consolidated financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these consolidated financial statements do not include all disclosures required under generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of EMB Corporation and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the six months ended March 31, 2001. These consolidated financial statements include the accounts of EMB Corporation and its subsidiary companies (together "the Company"). Results for the six months ended March 31, 2001, are not necessarily indicative of the operations which may occur during the year ending September 30, 2001. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000 for further information.

Going Concern

Through March 31, 2001, the Company has incurred significant losses. At March 31, 2001, the Company had a working capital deficit of approximately $8.3 million, which included approximately a $3.4 million liability to federal and state agencies for employee and employer payroll taxes. The Company dramatically reduced its operation on or about December 22, 1998 to significantly reduce the losses from operations. The Company has been relatively inactive in fiscal years 2001, 2000 and 1999. Management is currently funding its operations through loans from affiliates and/or officers. The Company requires immediate proceeds from a financing or from the sale of its land to meet its current obligations. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey, California. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


NOTE 2 - RECENT PRONOUNCEMENTS

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.



                        EMB CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.
Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

NOTE 3 - LOSS PER COMMON SHARE

Basic and diluted loss per common share is based on the weighted average number of common shares outstanding during the period. Outstanding options and warrants have not been included in the calculation of the weighted average shares outstanding since their effects are anti-dilutive.

NOTE 4 - SHAREHOLDERS' DEFICIT

On November 16, 2000, the Company issued 1,000,000 shares of common stock valued at $1,318,750 upon conversion of a 15% convertible note in the principal amount of $1,000,000 plus accrued and unpaid interest of $318,750.

NOTE 5 - DISCONTINUED OPERATIONS

The operating results of the discontinued mortgage banking operations are summarized as follows:

                                                   Three Months Ended                 Six Months Ended
                                            March 31,2001   March 31,2000      March 31,2001   March 31,2000
                                            -------------   -------------      -------------   -------------
Revenues                                    $        --     $   1,400,670      $        --     $   2,775,169
Operating expenses                                   --        (1,984,205)              --        (4,348,521)
Other income (expense), net                       (31,949)         78,848            (66,953)        109,200
                                            -------------   -------------      -------------   -------------
Net loss from discontinued operations
                                            $     (31,949)  $    (504,687)     $     (66,953)  $  (1,464,152)
                                            =============   =============      =============   =============


The net liabilities of discontinued operations are summarized as follows as of March 31, 2001:


Current assets                                                    $     89,920
Property and equipment, net                                            351,439
Land                                                                   800,000
Other assets                                                            29,952
Current liabilities, excluding payroll liabilities                  (1,327,669)
Payroll liabilities                                                 (3,416,046)
Notes payable                                                       (1,046,455)
                                                                  ------------
Net liabilities of discontinued operations                        $ (4,518,859)
                                                                  ============

                                       6

                        EMB CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Payroll Liabilities

At March 31, 2001, the Company has unpaid federal and state payroll tax liabilities of approximately $3.4 million, including estimated penalties and interest. During fiscal 1999 and 1998, payroll tax deposits of approximately $1.0 million were not made through the date the Company ceased operations of EMB Mortgage in the first fiscal quarter of 1999. Certain officers may be held personally liable in the event the Company does not satisfy these obligations. Management has engaged legal counsel to effect a settlement of such amounts due. Management ceased recording penalties and interest starting the second fiscal quarter of 2000 since management does not believe that the amount will be substantially more than the carrying value of such liability at December 31, 2000.

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

NOTE 6 - EQUITY INVESTMENT

In connection with the sale of its subsidiary to e-Net Financial.com Corporation ("e-Net") in April 2000, the Company received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method whereby the Company reports its pro-rata share of the income or losses of e-Net. At March 31, 2001, the Company controlled approximately 36% of the issued and outstanding common stock of e-Net. The Company reported its equity in e-Net's losses totaling $1,115,368 for the six months ended March 31, 2001.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On November 16, 2000, the holder of a 15% convertible note in the principal amount of $1,000,000 plus accrued and unpaid interest to the date of conversion of $318,750 elected to convert such note into 1,000,000 shares of the Company's common stock.

NOTE 8 - OFFICE RENT

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

NOTE 9 - LEGAL LITIGATION

On March 19, 2001, the Company settled a lawsuit in which the Company was named a defendant by issuing a 10% convertible note payable in the amount of $500,000 maturing on September 30, 2002. As of March 31, 2001, the Company recorded a settlement expense for $500,000 and accrued a liability for the associated interest of approximately $10,000.

                        EMB CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The Company and Joseph K. Brick are currently engaged in litigation, Joseph K. Brick vs. EMB Corporation, Circuit Court, Seventh Judicial District, Volusia County, Florida, Case no. 99-30669 CICI, which was filed on or about March 23, 1999. The Company filed an appeal of a lower court ruling entering a default judgment against the Company and in favor of Mr. Brick. In February 2001, this appeal was denied. Subsequent thereto, a judgment was entered by the Court in Volusia County, Florida, in favor of Mr. Brick in the amount of $1,303,440. As of June 27, 2001, Mr. Brick obtained entry of a sister-state judgment against the Company in the State of California.

The Company has also initiated a lawsuit against Mr. Brick, his wife, Florence
M. Brick, and their company, FMB Mortgage Corporation, in a matter entitled EMB Corporation and EMB Mortgage Corporation vs. Joseph K. Brick, Florence M. Brick, FMB Mortgage Corporation and Does 1 through 10, Superior Court of the State of California, County of Orange, Case No.00CC08083, filed August 7, 2000. In this litigation, the Company and its former subsidiary, EMB Mortgage Corporation, allege that Mr. Brick breached the Separation, Asset Purchase Agreement and Release entered into by and between the Company and Mr. Brick by failing to indemnify the Company against losses incurred by the Company resulting from operations of the Company's Daytona Beach, Florida office (the "Daytona Office") which was managed by Mr. and Mrs. Brick. The Company further alleges negligence Mr. and Mrs. Brick in their management of the Company's Daytona Office and fraud and conversion against Mr. and Mrs. Brick, together with FMB Mortgage, Inc. (the company which they formed to carry on the business of the Daytona Office), concerning tax reporting by FMB Mortgage, Inc. The Company and EMB Mortgage Corporation have agreed, between themselves, that the Company will bear all expenses of litigation, including attorneys' fees and associated costs, and will be entitled to the entire judgment, if any, obtained against the defendants herein.

The Company has accrued $1,300,000 in the consolidated financial statements to cover any potential loss in the future.

NOTE 10 - SUBSEQUENT EVENTS

Global Settlement

On June 26, 2001, the Company entered into a Settlement Agreement with e-Net Financial.Com Corporation ("e-Net"), AMRES Holding LLC ("AMRES Holding"), Vincent Rinehart ("Rinehart") (AMRES Holding and Rinehart being collectively, the "Rinehart Parties"), and Williams de Broe ("WdB"). This Settlement Agreement represented a "global" settlement by the parties involved with respect to various claims or obligations asserted by one or more parties against one or more parties. The resolutions of this agreement include the following: (a) e-Net issued 1.5 million shares of its restricted common stock to the Company; (b) e-Net issued 3.0 million shares of its common stock to WdB in exchange for cancellation of its purported guarantee of an obligation of the Company due WdB in the amount of $657,349; (c) the Company credited e-Net with the sum of $424,766 against the e-Net obligation due the Company; (d) the Company assigned to AMRES Holding (subject to allocation among themselves by the Rinehart Parties) $484,446 of the e-Net obligation due the Company, with the Company retaining $303,404 of the e-Net obligation due the Company; (e) the Company issued to WdB a new promissory note in the principal amount of $348,109; (f) the Company issued 147,000 shares of its restricted common stock to WdB; and (g) the Company credited e-Net with the sum of $200,000 on the remaining obligation of e-Net due the Company, with the promissory note of such obligation being canceled and a new convertible promissory note in the amount of $103,404 being issued by e-Net to the Company. On July 24, 2001, the Company entered into Settlement Agreements with Ben Campbell ("Campbell"), the former Director and President of the Company and Kenneth J. Quist ("Quist"), the former Vice President, Secretary, Principal Accounting and Chief Financial Officer and Director of the Company, to compensate them for past services rendered in such capacities and to reimburse them for expenses incurred on behalf of the Company during the nine months ended June 30, 2001. The terms of the Settlement Agreements, among other things, provided that the Company issue 150,000 shares and 100,000 shares of the Company's restricted common stock to Campbell and Quist, respectively. On the same date, the Company agreed to issue 10,000 shares of the Company's restricted common stock to each of Roger D. Hall, a former Director of the Company, and Ann L. Petersen, a remaining Director of the Company, as compensation for past services rendered in such capacities. The Company had expensed $165,000 in the year ended September 30, 2000, and had expensed $56,250 during the three months ended December 31, 2000. These expenses were charged to additional paid in capital as the value of services provided by management. As of June 30, 2001, the Company reversed the charge to additional paid in capital for $221,250 and recorded a liability for the $270,000 with the difference recorded as settlement expense.

                        EMB CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Other Subsequent Events

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

     In November 2000, the Company's Board of Directors approved a plan to acquire various natural gas pipelines, located in the State of Oklahoma, from Commanche Energy, Inc. for total consideration of $1,200,000, the purchase price of which to be paid by means of a convertible promissory note. The proposed acquisition was subject to the Company's due diligence investigation regarding the pipelines. In May 2001, the Company determined that it would not continue with the proposed acquisition.

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


     Continuing Operations Three Months Ended March 31, 2001 as compared to the Three Months ended March 31, 2000.


General and Administrative Expenses


     General and administrative expenses decreased to $48,801 during the three months ended March 31, 2001 from $156,526 during the same period in 2000, a decrease of $107,725 or 69%, primarily due to the inactivity of the Company. However, the Company will continue to incur costs as a public company consisting of salaries, rents, utilities, legal and professional services and expects these expenses to increase in the future.


Other Income and Expense


     Interest expense decreased to $20,601 during the three-month period ended March 31, 2001 from $51,251 in 2000. Interest expense for the 2001 period consisted of interest payable on the note due to a related party. Equity in loss of investee amounted to $731,776 for the three month period ended March 31, 2001. There was no such loss in corresponding period last year. The Company has an accrual of $1,300,000 to cover litigation loss in the three month period ended March 31, 2001. There was no such loss in corresponding period last year. The Company had a loss from continuing operations of $2,856,534 as compared to a loss of $207,777 for the same period in 2000. The increase of $2,648,757 was attributable to the Company's loss in equity interest of e-Net Financial.com Corporation and the accrual of the outstanding judgment in favor of Joseph K. Brick.

     Discontinued Operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000

     There were losses of $31,949 attributable to discontinued operations in the period ended March 31, 2001 as compared to losses of $504,687 for the same period in 2000. The prior year period included income from the sale of American Residential Funding. The net loss for the three month period ended March 31, 2001 amounted to $2,888,483 as compared to $712,464.

     Continuing Operations for the Six Months Ended March 31, 2001 as compared to the Six Months ended March 31, 2000.


General and Administrative Expenses


     General and administrative expenses decreased to $219,645 during the six months ended March 2001 from $326,420 during the same period in 2000, a decrease of $106,775 or 33%, primarily due to the inactivity of the Company. However, the Company will continue to incur costs as a public company consisting of salaries, rents and utilities, legal and professional services and expects these expenses to increase in the future.


Other Income and Expense


     Interest expense decreased to $78,112 during the six-month period ended March 31, 2001 from $134,034 in 2000. Interest expense for the 2000 period consisted of accrued interest payable on the convertible debt and the note due to a related party, while interest in the 2001 period consisting solely of interest on notes payable to related parties. Equity in loss of investee amounted to $1,115,368 for the six month period ended March 3, 2001. there was no such loss in corresponding period last year. The Company has an accrual of $1,300,000 to cover litigation loss in the six month period ended March 31, 2001. there was no such loss in corresponding period last year. The Company had a loss from continuing operations of $3,445,731 as compared to a loss of $461,254 for the same period in 2000.

Discontinued Operations for the six months ended March 31, 2001 compared to the six months ended March 31, 2000

     There were losses of $66,953 attributable to discontinued operations in the period ended March 31, 2001 as compared to losses of $1,464,152 for the same period in 2000. The net loss for the six month period ended March 31, 2001 amounted to $3,512,684 as compared to $1,925,406 for the six month period ended March 31, 2000.


Liquidity and Capital Resources


     Cash at March 31, 2001 was -0- compared to $97,582 at March 31, 2000. Cash outflows from operating activities for the six months ended March 31, 2001 totaled $72,035 compared to a cash outflow of $596,371 for the six months ended March 31, 2000. There were no cash flows from investing activities during the three months ended March 31, 2001, compared to a cash inflow of $25,818 during the same period in 2000. There was a cash inflow of $32,597 from financing activities during the six months ended March 31, 2001 as compared with a cash flow of $620,334 during the same period in 2000.

     In April of 2000, the Company received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method whereby the Company reports its pro-rata share of income of losses of e-Net Financial.Com Corporation ("e-Net"). On June 26, 2001, the Company received an additional 1,500,000 shares of e-Net's common stock pursuant to the Settlement Agreement entered into on that date (See "Part II, Item 5 - Other Information"). At June 30, 2001, the Company controlled approximately 25% of the issued and outstanding common stock of e-Net. The Company has reflected its equity in e-Net's losses totaling $1,115,368 for the six month period ended March 31, 2001.


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

     Since 1996, the Company has incurred significant losses from operations, and at March 31, 2001, the Company had a working capital deficit of $8.3 million. The Company requires immediate financing or from the sale of its assets to meet its current obligations. As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended September 30, 2000 with a "going concern" opinion. "These factors raise substantial doubt about the Company's ability to continue as a going concern." None of the factors addressed by the Company's independent auditors have been mitigated during the respective three month periods ended December 31, 2000 and March 31, 2001, and the "going concern" issues remain. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey County, California. There are no assurances that such sale will occur or that capital will be raised to satisfy its obligations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         Not Applicable

     (b) Reports on Form 8-K

         No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EMB CORPORATION


Date:    September 10, 2001                 By:  /s/  James E. Shipley
                                               --------------------------------
                                                      James E. Shipley
                                                      Director and President