Form 10QSB/A
period 2001-06-30
EMB CORP
filed 2001-09-11
CIK 1017797

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        EMB CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2001

                                   (Unaudited)


                                     ASSETS

Current assets:
   Other current assets                                            $      1,750
                                                                   ------------

Note receivable from related party                                      103,404
Property and equipment, net                                               4,161
Land held for sale                                                       43,000
Equity investment                                                     1,377,000
Other assets                                                             63,141
                                                                   ------------

                                                                   $  1,592,456
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                $    214,287
   Accrued interest                                                     190,930
   Other accrued liabilities                                          1,882,874
   Note payable to related party                                        831,440
   Convertible notes payable                                            848,109
   Net liabilities of discontinued operations                         4,550,808
   Notes payable                                                        218,219
                                                                   ------------
         Total current liabilities                                    8,736,667

Deferred tax liability                                                  226,474
                                                                   ------------
         Total liabilities                                            8,963,141
                                                                   ------------

Commitments and contingencies

Shareholders' deficit:
   Common stock, no par value; 30,000,000 shares authorized          23,931,000
            3,117,009 shares issued and outstanding
   Accumulated deficit                                              (31,301,685)
                                                                   ------------
         Total shareholders' deficit                                 (7,370,685)
                                                                   ------------

                                                                   $  1,592,456
                                                                   ============


          See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2000

                                   (Unaudited)

                                                         2001           2000
                                                     -----------    -----------

Revenues                                             $      --      $     5,518
                                                     -----------    -----------

General and administrative expenses                         --          155,288

Impairment of equity investment                             --             --

Impairment of goodwill                                      --          498,309

   Interest expense                                       31,264         14,851

   Equity in loss of investee                            731,776           --

   Other income                                             --          (69,235)

   Litigation accrual                                       --             --

   Settlement expense                                    947,199           --
                                                     -----------    -----------

Loss from continuing operations before income tax     (1,710,239)      (593,695)

     Provision for income tax                               --             --
                                                     -----------    -----------

Loss from continuing operations                       (1,710,239)      (593,695)

Income (loss) from discontinued operations               (31,949)     8,771,959
                                                     -----------    -----------

        Net income (loss)                            $(1,742,188)   $ 8,178,264
                                                     ===========    ===========

Basic and diluted income (loss) per common share:
   Loss from continuing operations                   $     (0.57)   $     (0.30)
                                                     ===========    ===========
   Income (loss) from discontinued operations        $     (0.01)   $      4.48
                                                     ===========    ===========
   Net income (loss)                                 $     (0.58)   $      4.18
                                                     ===========    ===========

Basic and diluted weighted average shares              2,976,471      1,957,777
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements

                        EMB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Nine Months Ended June 30, 2001 and 2000

                                   (Unaudited)

                                                         2001           2000
                                                     -----------    -----------

Revenues                                             $      --      $    43,570


   General and administrative expenses                   219,645         519760

Impairment of equity investment                          755,356           --

Impairment of goodwill                                      --          498,309

   Interest expense                                      109,376        148,885

   Equity in loss of investee                          1,847,144           --

   Other income                                             --          (69,235)

    Litigation accrual                                 1,300,000           --

   Settlement expense                                    923,649           --
                                                     -----------    -----------

Loss from continuing operations before income tax     (5,155,170)    (1,054,149)

   Provision for income tax                                  800            800
                                                     -----------    -----------

Loss from continuing operations                       (5,155,970)    (1,054,949)

Income (loss) from discontinued operations               (98,902)     7,307,807
                                                     -----------    -----------

        Net income (loss)                            $(5,254,872)   $ 6,252,858
                                                     ===========    ===========

Basic and diluted income (loss) per common share:
   Loss from continuing operations                   $     (1.83)   $     (0.55)
                                                     ===========    ===========
   Income (loss) from discontinued operations        $     (0.03)   $      3.81
                                                     ===========    ===========
   Net income (loss)                                 $     (1.86)   $      3.26
                                                     ===========    ===========

Basic and diluted weighted average shares              2,821,980      1,918,646
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements




                                   EMB CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASHFLOWS

                           For the Nine Months Ended June 30, 2001 and 2000
                                              (Unaudited)



                                                                             2001           2000
                                                                          -----------    -----------
Cash flows from operating activities:
   Net Income (loss)                                                      $(5,254,872)   $ 6,252,858
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Loss on impairment of equity investment                               755,356           --
        Common stock issued to consultants and
          employees for services rendered                                        --          853,500
        Loss on settlement of debt                                            923,649           --
        Provision for write off of goodwill and ICI severance agreement          --          498,310

        Depreciation and amortization                                            --          394,665
        Fair value of officer services                                         56,250           --
        Accrual of litigation expenses                                      1,300,000           --
        Loss (gain) from discontinued operations                               98,902     (9,303,430)
        Equity in loss of investee                                          1,847,144           --
        Changes in operating assets and liabilities:
          Accounts receivable                                                    --          (27,570)
          Mortgage loans held for sale                                           --           (1,750)
          Other current assets                                                   --          (44,816)
          Accounts payable                                                    105,414       (240,487)
          Payroll taxes payable                                                  --          180,221
          Other liabilities                                                    81,822         (2,505)
                                                                          -----------    -----------
   Net cash used in operating activities                                      (86,335)    (1,441,004)
                                                                          -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                                           --           (5,200)
   Cash received from acquisitions                                               --              302
   Decreases in other assets                                                     --           36,860
   Proceeds from sale of discontinued operations                                 --        2,945,000
                                                                          -----------    -----------
   Net cash provided by investing activities                                     --        2,976,962
                                                                          -----------    -----------

Cash flows from financing activities:
   Borrowings (repayments) on warehouse line of credit, net                      --             --
   Net repayments of notes payable and capital lease obligations                 --         (218,728)
   Proceeds from related party borrowings                                      46,897       (469,014)
   Proceeds from (payments) of convertible and other notes payable               --         (700,000)
                                                                          -----------    -----------
     Net cash provided by (used in) financing activities                       46,897     (1,387,742)
                                                                          -----------    -----------

  Net increase (decrease) in cash and cash equivalents                        (39,438)       148,216

  Cash and cash equivalents at beginning of period                             39,438         47,081
                                                                          -----------    -----------
  Cash and cash equivalents at end of period                              $      --      $   195,297
                                                                          ===========    ===========

  Supplemental schedule of non-cash investing and financing activities-
     Common stock issued for conversion of note payable                   $ 1,318,750    $      --
                                                                          ===========    ===========

       Cash paid for interest and income tax                              $      --      $      --
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

                        EMB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Consolidated financial statements

The accompanying consolidated financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these consolidated financial statements do not include all disclosures required under accounting principles generally accepted in the United States. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of EMB Corporation and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the three and nine months ended June 30, 2001 and 2000. These consolidated financial statements include the accounts of EMB Corporation and its subsidiary companies (together "the Company"). Results for the three and nine months ended June 30, 2001 and 2000, are not necessarily indicative of the operations which may occur during the year ending September 30, 2001. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30,2000 for further information.

Going Concern

Through June 30, 2001, the Company has incurred significant losses. At June 30, 2001, the Company had a working capital deficit of approximately $8.7 million, which included approximately a $3.4 million liability to federal and state agencies for employee and employer payroll taxes. The Company dramatically reduced its operation on or about December 22, 1998 to significantly reduce the losses from operations. The Company has been relatively inactive in fiscal years 2000 and 1999. Management is currently funding its operations through loans from affiliates and/or officers. The Company requires immediate proceeds from a financing or from the sale of its land to meet its current obligations. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its land in Monterey, California. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



                        EMB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 5 - DISCONTINUED OPERATIONS

The operating results of the discontinued mortgage banking operations are summarized as follows:

                                                      Three Months Ended                  Nine Months Ended
                                              June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000
                                              -------------     -------------     -------------     -------------
Revenues                                      $        --       $      95,202     $        --       $   2,870,371
Operating expenses                                     --            (351,069)             --          (4,699,590)
Other income (expense), net                         (31,949)            8,446           (98,902)          117,646
Gain  on sale of  subsidiaries, net income
  taxes of $259,817                                    --           9,019,380              --           9,019,380
                                              -------------     -------------     -------------     -------------
Net gain/(loss) from discontinued
  operations                                  $     (31,949)    $   8,771,959     $     (98,902)    $   7,307,807
                                              =============     =============     =============     =============



The net liabilities of discontinued operations are summarized as follows as of June 30, 2001:

Current assets                                                    $      89,920
Property and equipment, net                                             319,490
Land                                                                    800,000
Other assets                                                             29,952
Current liabilities, excluding payroll liabilities                   (1,327,669)
Payroll liabilities                                                  (3,416,046)
Notes payable                                                        (1,046,455)
                                                                  -------------
Net liabilities of discontinued operations                        $  (4,550,808)
                                                                  =============

                                       6

                        EMB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In January 1999, the Company issued a promissory note payable to a financial institution for overdrawn accounts in the amount of $58,280. The non-interest bearing note was payable on March 10, 1999 and is currently in default subject to all collection costs. A certificate of deposit maintained by the Company with this financial institution totaling $38,470 has been offset against the note for a net deficiency of $19,810 as of June 30, 2001.

NOTE 6 - EQUITY INVESTMENT

In connection with the sale of its subsidiary to e-Net Financial.com Corporation ("e-Net") in April 2000, the Company received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method whereby the Company reports its pro-rata share of the income or losses of e-Net. On June 26, 2001, the Company received an additional 1,500,000 of e-Net's common stock in connection with the Global agreement. The shares were valued at $0.15 per share including a 10% discount for trade restriction. At June 30, 2001, the Company controlled approximately 21% of the issued and outstanding common stock of e-Net. The Company reported its equity in e-Net's losses totaling $1,847,144 for the nine months ended June 30, 2001. Also, due to the significant decline in the trading price of the e-Net shares, management has determined to impair the carrying value of these shares. The Company recorded an impairment expense of $755,356.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On November 16, 2000, the holder of a 15% convertible note in the principal amount of $1,000,000 plus accrued and unpaid interest to the date of conversion of $318,750 elected to convert such note into 1,000,000 shares of the Company's common stock.

NOTE 8 - GLOBAL SETTLEMENT

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

                       EMB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                       EMB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Other Income and Expense


     Interest expense increased to $31,264 during the three-month period ended June 30, 2001 from $14,851 in 2000. Interest expense for the 2001 period consisted of interest payable on the note due to a related party. Equity in loss of investee amounted to $731,776 for the three month period ended June 30, 2001. There was no such loss in corresponding period last year. The settlement expenses for the three month period ended June 30, 2001 amounted to $947,199 as compared to no such expense in the corresponding period last year.

     There were losses of $1,710,239 attributable to continuing operations in the period ended June 30, 2001 as compared to a loss of $593,695 for the same period in 2000. The increase of $1,116,598, or 188%, was attributable to the global settlement. (See "Part II, Item 5 - Other Information" for a complete discussion of the "global settlement").

Discontinued Operations for the three months ended June 30, 2001 compared to the three months ended June 30, 2000

     There were losses $31,949 attributable to discontinued operations in the period ended June 30, 2001 as compared to a gain of $8,771,959 for the same period in 2000. The prior year period included gain from the sale of American Residential Funding. The net loss for the three month period ended June 30, 2001 amounted to $1,742,188 as compared to net income of $8,178,264 for the three month period ended June 30, 2000.

     Continuing Operations for the Nine Months Ended June 30, 2001 as compared to the Nine Months ended June 30, 2000.

General and Administrative Expenses


     General and administrative expenses decreased to $219,645 during the nine months ended June 30, 2001 from $519,760 during the same period in 2000, a decrease of $300,115 or 57%, primarily due to the inactivity of the Company. However, the Company will continue to incur costs as a public company consisting of salaries, rents, utilities, legal and professional services and expects these expenses to increase in the future.


Other Income and Expense


     Interest expense decreased to $109,376 during the nine-month period ended June 30, 2001 from $148,885 in 2000. Interest expense for the 2000 period consisted of accrued interest payable on the convertible debt and the note due to a related party, while interest in the 2001 period consisting solely of interest on notes payable to related parties. Equity in loss of investee amounted to $1,847,144 for the nine month period ended June 30, 2001. There was no such loss in corresponding period last year. The Company has an accrual of $1,300,000 to cover litigation loss in the nine month period ended June 30, 2001. There was no such loss in corresponding period last year. Settlement expenses amounted to $923,649 as compared to no such expense in corresponding period last year. The Company had a loss from continuing operations of $5,155,970 as compared to a loss of $1,054,949 for the same period in 2000.


Discontinued Operations for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000


     There were losses of $98,902 attributable to discontinued operations in the period ended June 30, 2001 as compared to a gain of $7,307,807 for the same period in 2000. The prior year period included income from the sale of American Residential Funding. The net loss for the nine month period ended June 30, 2001 amounted to $5,254,872 as compared to a net income of $6,252,858 for the nine month period ended June 30, 2000.

Liquidity and Capital Resources


     Cash at June 30, 2001 was -0- compared to $195,297 at June 30, 2000. Cash outflows from operating activities for the nine months ended June 30, 2001 totaled $86,335 compared to a cash outflow of $1,441,004 for the nine months ended June 30, 2000.

     There were no cash flows from investing activities during the three months ended June 30, 2001, compared to a cash inflow of $2,976,692 during the same period in 2000. The prior year period included proceeds for the sale of discontinued operations.

     There was a cash inflow of $46,897 from financing activities during the nine months ended June 30, 2001 as compared with a cash outflow of $1,387,742 during the same period in 2000.

     In April of 2000, the Company received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method whereby the Company reports its pro-rata share of income or losses of e-Net Financial.Com Corporation ("e-Net"). On June 26, 2001, the Company received an additional 1,500,000 shares of e-Net's common stock pursuant to the Settlement Agreement entered into on that date (See "Part II, Item 5 - Other Information"). At June 30, 2001, the Company controlled approximately 25% of the issued and outstanding common stock of e-Net. The Company has reflected its equity in e-Net's losses, totalling $1,847,144 for the nine month period ended June 30, 2001.



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


     Since 1996, the Company has incurred significant losses from operations, and at June 30, 2001, the Company had a working capital deficit of approximately $8.7 million. The Company requires immediate proceeds from a financing or from operations of its newly-acquired subsidiary, Saddleback Investment Services, Inc. (See Part II, Item 5. Other Information.) As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended September 30, 2000 with a "going concern" opinion. "These factors raise substantial doubt about the Company's ability to continue as a going concern." None of the factors addressed by the Company's independent auditors have been mitigated during the respective three month periods ended December 31, 2000, March 31, 2001 and June 30, 2001, and the "going concern" issues remain. Management is seeking private equity and debt capital. There are no assurances that any such capital will be raised to satisfy its obligations. However, management believes that the refocus of its business emphasis on the financial services sector will enable it to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.



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

     On July 31, 2001, William R. Parker, President of the Company's newly-acquired subsidiary, was named to the Board of Directors of the Company.

     On August 1, 2001, the Company entered into an Agreement for Consulting Services with Castle Gate Group, Ltd. ("Castle Gate"), whereby Castle Gatee agreed to provide consulting and advisory services relating to the identification of, and preliminary negotiations with, mortgage and other financial services related companies for possible acquisition by, or merger with, the Company and other related matters. This agreement provides for the Company to pay a total of $1,000,000 over the three year term of the agreement, with said sum payable in the form of the Company's common stock

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

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

Exhibit 10.16 Settlement Agreement, dated June 26, 2001, by and among, EMB Corporation, e-Net Financial.Com Corporation, AMRES Holding LLC, Vincent Rinehart and Williams de Broe, which was filed with the Securities and Exchange Commission on August 24, 2001, as Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

Exhibit 10.16a Promissory Note dated June 27, 2001, executed by EMB Corporation in favor of Williams de Broe, which was filed with the Securities and Exchange Commission on August 24, 2001, as Exhibit 10.16a to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

Exhibit 10.16b Promissory Note dated June 27, 2001, executed by e-Net Financial.com Corporation in favor of EMB Corporation (later terminated), which was filed with the Securities and Exchange Commission on August 24, 2001, as Exhibit 10.16b to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

Exhibit 10.16c Promissory Note dated June 27, 2001, executed by e-Net Financial.com Corporation in favor of EMB Corporation (later terminated), which was filed with the Securities and Exchange Commission on August 24, 2001, as Exhibit 10.16c to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

Exhibit 10.16d Redeemable Convertible 10% Promissory Note dated June 28, 2001 executed by e-Net Financial.com Corporation in favor of EMB Corporation, which was filed with the Securities and Exchange Commission on August 24, 2001, as Exhibit 10.16d to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

Exhibit 10.17 Settlement Agreement, dated July 24, 2001, by and between the Company and Ben Campbell, which was filed with the Securities and Exchange Commission on August 24, 2001, as
                    Exhibit 10.17 to the Company's Quarterly Report on
                    Form 10-QSB for the period ended June 30, 2001.

Exhibit 10.18 Settlement Agreement, dated July 24, 2001, by and between the Company and Kenneth Quist, which was filed with the Securities and Exchange Commission on August 24, 2001, as
                    Exhibit 10.18 to the Company's Quarterly Report on
                    Form 10-QSB for the period ended June 30, 2001.

Exhibit 10.19 Agreement for Consulting Services, dated July 16, 2001, by and between the Company and Belvidere Network Enterprises, which was filed with the Securities and Exchange Commission on August 24, 2001, as Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB for the period ended
                    June 30, 2001.

Exhibit 10.20 Agreement of Consulting Services, dated August 1, 2001, by and between the Company and Castle Gate Group, Ltd., which was filed with the Securities and Exchange Commission on August 24, 2001, as Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the period ended
                    June 30, 2001.

Exhibit 10.21 Redeemable Convertible 10% Promissory Note dated April 10, 2001 executed by the Company in favor of James Saunders, which was filed with the Securities and Exchange Commission on August 24, 2001, as Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the period ended
                    June 30, 1001.

     (b) Reports on Form 8-K

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

                                   EMB CORPORATION


Date:  September 10, 2001          By:/s/ James E. Shipley
                                      ------------------------------------------
                                          James E. Shipley
                                          President, Director and Principal
                                          Accounting and Chief Financial Officer