Form 10KSB40
period 2001-09-30
EMB CORP
filed 2002-01-14
CIK 1017797

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001

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

Issuer's telephone number: (714) 377-2118

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
            N/A                                      N/A

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year: $9,253,502

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 7, 2002: Common stock, no par value: $1,266,315

The number of shares of the registrant's common stock outstanding as of January 7, 2002: 20,897,569

Documents incorporated by reference: Not Applicable

         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                           FORWARD-LOOKING STATEMENTS

     This annual report contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. Our forward-looking statements in this annual report include, but are not limited to, statements relating to:

     o    our anticipated business strategy;

     o the market opportunity for our systems, including anticipated growth of our industry and expected demand for our products;

     o    our plans for hiring additional personnel;

     o our estimates regarding our future capital requirements and needs for additional financing; and

     o any of our other plans, objectives, expectations and intentions contained in this prospectus that are not historical facts.

     You should read this annual report completely and with the understanding that our actual future results may be materially different from what we expect. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

     Our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, among others, the risk and other factors set forth in the section "Risk Factors" as well as the following:

     o    changes in general economic and business conditions;

     o    changes in current pricing levels;

     o reductions in sales to any of our significant customers or in customer capacity generally;

     o    our ability to hire and retain qualified personnel;

     o    changes in our sales mix to lower margin financial products;

     o    increased competition; and

     o our ability to keep up with technological change and changes in customer demands.

     If one or more of these risks or uncertainties materialize, or if underlying assumption prove incorrect, our actual results may vary materially from those expected, estimated or projected. Because of these uncertainties, you should not place undue reliance on forward-looking statements.

                                     PART I

Item 1. Description of Business.
--------------------------------

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

     In December 1998, EMB Corporation (the "Company") substantially ceased operations of its EMB Mortgage Corporation subsidiary. In January 2000, the Company adopted a plan to divest itself of its remaining mortgage banking operations. On February 22, 2000, the Company sold its interest in Residential Mortgage Corporation ("RMC") to another mortgage banking entity, through the cancellation of 40,000 shares of the Company's common stock. On April 12, 2000, the Company entered into an Amended and Restated Purchase Agreement with e-Net Financial.com Corporation (now known as Anza Capital, Inc.) ("e-Net") to sell all of the outstanding stock currently held by the Company of American Residential Funding, Inc. ("AMRES") and certain other assets of the Company. On February 3, 2000, the Company acquired Titus Real Estate Corporation, which owned a combination of non-operated working and royalty interests in 71 producing oil and gas wells located in the State of Oklahoma. However, in September 2000 this transaction was rescinded and the common stock issued to the prior owner of Titus Real Estate Corporation was returned to the Company for cancellation.

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

     On November 10, 2000, the Company's Board of Directors approved a plan to acquire various natural gas pipelines, located in the State of Oklahoma, from Commanche Energy, Inc. ("Commanche"), for total consideration of $1,200,000, the purchase price of which to be paid by means of a convertible promissory note. The proposed acquisition was subject to the Company's due diligence investigation regarding the pipelines. Following such investigation, the Company determined not to proceed with the proposed acquisition.

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

     On July 6, 2001, the management and directors of the Company resigned, with the exception of Ann L. Peterson, who remained as a director, and James E. Shipley, who previously acted as President and a director of the Company, was elected Chairman and President. Mr. Shipley was also named acting Secretary and acting principal accounting and Chief Financial Officer.

     On July 16, 2001, the Company entered into an Agreement for Consulting Services with Belvidere Networking Enterprises ("Belvidere"), whereby Belvidere agreed to provide consulting and advisory services relating to (a) the identification of, and preliminary negotiations with, mortgage and other financial services related companies for possible acquisition by, or merger with, the Company; (b) assisting the Company in completing due diligence investigations of companies which are being considered for potential acquisition by, or merger with, the Company; and (c) providing the Company with recommendations regarding management strategies for the Company's operating subsidiaries. This agreement provides for the Company to pay a total of $1,500,000 over the three year term of the agreement, with said sum payable in the form of the Company's common stock.

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

     On July 24, 2001, the Company and William R. Parker closed a transaction, whereby the Company purchased all of the capital stock of Saddleback Investment Services, Inc. ("Saddleback"), which does business as American National Mortgage. A more detailed description of this transaction between the Company and Mr. Parker and the business of Saddleback may be found in the Company's Current Report on Form 8-K dated July 23, 2001, which was filed with the Securities and Exchange Commission on August 8, 2001. On September 21, 2001, the Company agreed to issue 500,000 shares of its Series E Convertible Preferred Stock to Saddleback in exchange for 100,000 shares of Saddleback's Series A Convertible Preferred Stock. In connection therewith, certain of the documents relating to the acquisition of Saddleback were amended and restated to effectuate this transaction and are included herein as Exhibits 10.10, 10.12 and 10.13.

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

     On July 26, 2001, the Company and David Berman closed a transaction, whereby the Company sold to Mr. Berman all of the capital stock of Ameritelecon, Inc. Prior to this transaction, Ameritelecon, Inc. had been a wholly owned subsidiary of the Company, with Mr. Berman serving as its President. A more detailed description of this transaction between the Company and Mr. Berman may be found in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 10, 2001.

     On July 31, 2001, William R. Parker, President of Saddleback was named to the Board of Directors of the Company.

     On August 1, 2001, the Company entered into an Agreement for Consulting Services with Castle Gate Group, Ltd. ("Castle Gate"), whereby Castle Gate agreed to provide consulting and advisory services relating to the identification of, and preliminary negotiations with, mortgage and other financial services related companies for possible acquisition by, or merger with, the Company and other related matters. This agreement provides for the Company to pay a total of $1,000,000 over the three-year term of the agreement, with said sum payable in the form of the Company's common stock.

     On September 30, 2001, the Company, the Company and FGFC Holdings, Inc. closed a transaction, whereby the Company purchased all of the capital stock of First Guaranty Financial Corporation ("First Guaranty"). As a part of the transaction, the Company agreed to issue 2,000,000 shares of its Series E Convertible Preferred Stock to First Guaranty in exchange for 100,000 shares of First Guaranty's Series A Convertible Preferred Stock. A more detailed description of this transaction may be found in the Company's Current Report on Form 8-K dated September 30, 2001, which was filed with the Securities and Exchange Commission on October 15, 2001.

     On December 7, 2001, Rodney K. Thompson, President of First Guaranty was named to the Board of Directors of the Company.

Description of Business of First Guaranty Financial Corporation.
----------------------------------------------------------------

     First Guaranty is a mortgage banking entity with its principal office located in Santa Ana, California. First Guaranty was formed in June 1988 and operated solely as a wholesale mortgage banker until June, 1998. At that time, the management of First Guaranty determined that it should expand its operations to include retail operations, as well. First Guaranty's current operations have approximately 20% of its loans generated as retail mortgage business, with the loans being originated by in-house loan officers, and 80% generated by wholesale lending operations, with the loans being originated by independent mortgage brokers and submitted to First Guaranty for funding. At present, First Guaranty has a total of 4 offices, its principal office in Santa Ana, California and branch offices in Colton, California, Bakersfield, California and Rancho Cucamonga, California. First Guaranty has approximately 70 employees (41 of whom are in loan operations, 15 in sales, and 14 in administration). In the fiscal year ended September 30, 2001, First Guaranty funded and closed approximately 3,000 loans with a total value of approximately $491,900,000.

     First Guaranty generates its income primarily through fees and expenses charged to borrowers and from yield-spread premiums and/or service release premiums paid to First Guaranty when the closed loans are sold by First Guaranty.

     First Guaranty is presently approved to do business in approximately 14 states, including the State of California, by means of qualifying with each state through individual licensing or registration processes.

Description of Business of Saddleback Investment Services, Inc.
---------------------------------------------------------------

     Saddleback, presently doing business as American National Mortgage ("American National") is a mortgage broker and banking entity with its principal office located in Santa Ana, California. American National was formed in November, 1992 and operated primarily as a wholesale mortgage banker until January, 2001. At that time, the management of American National determined that it should change its operational business plan to focus more on the retail mortgage business and to originating its own loans through a network of loan officers, rather than on the wholesale lending operations, where it would remain dependent independent, third party mortgage brokers for its business. American National expects that, under its new business plan, approximately 90% of its loans will be generated as retail mortgage business and 10% will be generated by wholesale lending operations. As a result of this change of operations strategy and pending the build up of its retail loan operations, American National terminated a number of its employees, reducing its staff from approximately 10 employees (nine of whom were in loan operations, and one of whom was in administration) to five as September 30, 2001 (two of whom were in loan operations, one in administration, and two were loan sales representatives).

     American National generates its income primarily through fees and expenses charged to borrowers and from yield spread premiums and/or service release premiums paid to American National when the closed loans are sold by American National.

     American National is presently approved to do business in approximately 16 states, including the State of California, by means of qualifying with each state through individual licensing or registration processes.

Description of Mortgage Operations of First Guaranty and American National.
---------------------------------------------------------------------------

     Loan Standards. Mortgage loans made by First Guaranty and American National are loans with fixed or adjustable rates of interest, secured by first mortgages, deeds of trust or security deeds on residential properties with original principal balances that, generally, do not exceed 95% of the value of the mortgaged properties, unless such loans are FHA-insured or VA-guaranteed. Generally, each mortgage loan having a loan-to-value ratio, as of the date of the loan, in excess of 80%, or which is secured by a second or vacation home, will be covered by a Mortgage Insurance Policy, FHA Insurance Policy or VA Guaranty insuring against default of all or a specified portion of the principal amount thereof.

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

     In general, no mortgage loan is expected to have an original principal balance less than $30,000. While most loans will have an original principal balance of less than $700,000, loans of up to $4,000,000 may be funded by First Guaranty. American National funds loans up to $500,000. Fixed-rate mortgage loans must be repayable in equal monthly installments, which reduce the principal balance of the loans to zero at the end of the term.

     Credit, Appraisal and Underwriting Standards. Each mortgage loan must (i) be an FHA-insured or VA-guaranteed loan meeting the credit and underwriting requirements of such agency, or (ii) meet the credit, appraisal and underwriting standards established by First Guaranty and American National. For certain mortgage loans that may be subject to a mortgage pool insurance policy, First Guaranty or American National may delegate to the issuer of the mortgage pool insurance policy the responsibility of underwriting such mortgage loans, in accordance with respective credit appraisal and underwriting standards of First Guaranty and American National. In addition, First Guaranty or American National may delegate to one or more lenders the responsibility of underwriting mortgage loans offered to First Guaranty or American National by their lenders, all in accordance with the respective credit, appraisal and underwriting guidelines of First Guaranty and American National.

     The respective underwriting standards of First Guaranty and American National are intended to evaluate the prospective mortgagor's credit standing and repayment ability, and the value and adequacy of the proposed mortgaged property as collateral. In the loan application process, prospective mortgagors will be required to provide information regarding such factors as their assets, liabilities, income, credit history, employment history and other related items. Each prospective mortgagor will also provide an authorization to apply for a credit report, which summarizes the mortgagor's credit history. With respect to establishing the prospective mortgagor's ability to make timely payments, First Guaranty and American National will require evidence regarding the mortgagor's employment and income, and of the amount of deposits made to financial institutions where the mortgagor maintains demand or savings accounts.

     The underwriting standards generally follow guidelines acceptable to FNMA and FHLMC; however, underwriting policies may be varied in appropriate cases. In determining the adequacy of the property as collateral, an independent appraisal is made of each property considered for financing. The appraiser is required to inspect the property and verify that it is in good condition and that construction, if new, has been completed. The appraisal is based on the appraiser's judgment of values, giving appropriate weight to both the market value of comparable homes and the cost of replacing the property.

     Certain states where the mortgaged properties may be located are "anti-deficiency" states, where, in general, lenders providing credit on one to four-family properties must look solely to the property for repayment in the event of foreclosure. See "Certain Legal Aspects of the Mortgage Loans -- Anti-Deficiency Legislation and Other Limitations on Lenders". First Guaranty's and American National's underwriting standards in all states (including anti-deficiency states) require that the underwriting officers be satisfied that the value of the property being financed, as indicated by the independent appraisal, currently supports and is anticipated to support in the future the outstanding loan balance, and provides sufficient value to mitigate the effects of adverse shifts in real estate values.

     Title Insurance Policies. First Guaranty and American National will require that, at the time of the origination of the mortgage loans and continuously thereafter, a title insurance policy be in effect on each of the mortgaged properties and that such title insurance policy contain no coverage exceptions, except those permitted pursuant to the guidelines established by FNMA.

Certain Legal Aspects of Mortgage Loans.
----------------------------------------

     General. The mortgages originated by First Guaranty and American National are either mortgages or deeds of trust, depending upon the prevailing practice in the state in which the property subject to a mortgage loan is located. A mortgage creates a lien upon the real property encumbered by the mortgage. It does not, generally, have priority over liens for real estate taxes and assessments. Priority between mortgages depends on their terms and generally on the order of filing with a state or county office. There are two parties to a mortgage, the mortgagor, who is the borrower and homeowner (the "Mortgagor"), and the mortgagee, who is the lender. Under the mortgage instrument, the Mortgagor delivers to the mortgagee a note or bond and the mortgage. Although a deed of trust is similar to a mortgage, a deed of trust formally has three parties, the borrower-homeowner called the trustor (similar to a Mortgagor), a lender (similar to a mortgagee) called the beneficiary, and a third-party grantee called the Trustee. Under a deed of trust, the borrower grants the property, irrevocably until the debt is paid, in trust, generally with a power of sale, to the Trustee to secure payment of the obligation. The Trustee's authority under a deed of trust and the mortgagee's authority under a mortgage are governed by law, the express provisions of the deed of trust or mortgage, and, in some cases, the directions of the beneficiary.

     Foreclosure. Foreclosure of a deed of trust is generally accomplished by a non-judicial Trustee's sale under a specific provision in the deed of trust which authorizes the Trustee to sell the property to a third party upon any default by the borrower under the terms of the note or deed of trust. In some states, the Trustee must record a notice of default and send a copy to the borrower-trustor and to any person who has recorded a request for a copy of a notice of default and notice of sale. In addition, the Trustee must provide notice in some states to any other individual having an interest in the real property, including any "junior lienholders". The borrower, or any other person having a junior encumbrance on the real estate, may, during a reinstatement period, cure the default by paying the entire amount in arrears, plus the costs and expenses incurred in enforcing the obligation. Generally, state laws require that a copy of the notice of sale be posted on the property and sent to all parties having an interest in the real property.

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

     Anti-Deficiency Legislation and Other Limitations on Lenders. Certain states have imposed statutory prohibitions that limit the remedies of a beneficiary under a deed of trust or a mortgage. In some states, statutes limit the right of the beneficiary or mortgagee to obtain a deficiency judgment against the borrower following foreclosure or sale under a deed of trust. A deficiency judgment would be a personal judgment against the former borrower equal in most cases to the difference between the net amount realized upon the public sale of the real property and the amount due to the lender. Other statutes require the beneficiary or mortgagee to exhaust the security afforded under a deed of trust or mortgage by foreclosure in an attempt to satisfy the full debt before bringing a personal action against the borrower. Finally, other statutory provisions limit any deficiency judgment against the former borrower following a judicial sale to the excess of the outstanding debt over the fair market value of the property at the time of the public sale. The purpose of these statutes is generally to prevent a beneficiary or a mortgagee from obtaining a large deficiency judgment against the former borrower as a result of low or no bids at the judicial sale.

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

Sales and Marketing.
--------------------

     As of September 30, 2001, the Company marketed and sold its mortgage banking services primarily through a direct sales force based in Santa Ana, California, with other marketing through the three First Guaranty branch offices in California. The First Guaranty sales and marketing organization consisted of approximately 15 employees as of September 30, 2001, with an additional 2 loan sales representatives being employed by American National.

     The Company's strategy is to expand its marketing efforts to reach a broad customer base in its targeted mortgage industry. The Company's field sales force conducts multiple presentations and demonstrations of the Company's mortgage products as a part of the direct sales effort.

Competition.
------------

     The Company will continue to face intense competition in the origination, acquisition and liquidation of its mortgage loans. Such competition can be expected from banks, savings and loan associations and other entities, including real estate investment trusts. Many of the Company's competitors have greater financial resources than the Company.

Proprietary Rights and Licensing.
---------------------------------

     The Company relies on certain software that it licenses from third parties, including software, which is used in conjunction with the Company's mortgage products delivery systems. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software or data licenses could result in delays in processing, underwriting, funding or selling of loans, or result in cancellation of loans in process. Any such delay or cancellation could materially adversely affect the Company's business, financial condition or results of operations.

Environmental Matters
---------------------

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

Trade Names and Service Marks
-----------------------------

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

Government Regulation.
----------------------

     We, like all private employers, are subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. We are also subject to government regulation in connection with our mortgage lending activities, including state and federal licensing laws, disclosure requirements to applicants and borrowers, regulation of government-insured loan products, and other government regulations. See "Certain Aspects of Mortgage Loans".

     The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Any or all of such changes in regulatory requirements could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Business Risks Factors.
-----------------------

     The business risks factors below, along with those discussed in the "Certain Legal Aspects of Mortgage Loans", "Competition" and "Government Regulation"" sections of this Annual Report on Form 10-KSB, reflect some, but not necessarily all, of the risks and uncertainties that could have a material adverse affect on our ability to operate its businesses successfully. Our actual results could differ materially from our business plan due to some or all of the factors discussed below.

Our future revenues are unpredictable and our operating results are likely to fluctuate from quarter to quarter

     Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include market acceptance of our mortgage services and systems, business development, ability to originate and process mortgage loans, and competitive pressures.

The mortgage lending business is affected by interest rates and other factors beyond our control

     The results of the Company's operations will be affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations will depend, among other things, on the level of net cash flows generated by the Company's mortgage assets and the supply of and demand for mortgage loans. The Company's net cash flows will vary as a result of changes in interest rates, the behavior of which involves various risks and uncertainties as set forth below. Prepayment rates and interest rates depend upon the nature and terms of the mortgage assets, the geographic location of the properties securing the mortgage loans, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Because interest rates will significantly affect the Company's activities, the operating results of the Company will depend, in large part, upon the ability of the Company to utilize appropriate strategies to maximize returns to the Company while attempting to minimize risks.

Mortgage loans are subject to the risk of default by borrowers and certain inherent risks related to real estate

     Mortgage loans are subject to varying degrees of risk, including the risk of a default by the borrowers on a mortgage loan, and the added responsibility on the part of the Company of foreclosing in order to protect its investment. The ability of the borrowers to make payments on non-single-family mortgage loans is highly dependent on the borrowers' ability to manage and sell, refinance or otherwise dispose of the properties and will be dependent upon all the risks generally associated with real estate investments which are beyond the control of the Company. The Company must rely on the experience and ability of the borrowers to manage, develop and dispose of or refinance the properties. Investing in real estate is highly competitive and is subject to numerous inherent risks, including, without limitation, changes in general or local economic conditions, neighborhood values and interest rates, limited availability of mortgage funds which may render the sale or refinancing of the properties difficult, increases in real estate taxes, other operating expenses, the supply and demand for properties of the type involved, toxic and hazardous wastes, environmental considerations, zoning laws, entitlements, rent control laws, other governmental rules and fiscal policies and acts of God, such as floods, which may result in uninsured losses.

We may not diversify our portfolio of mortgage loans

     The mortgage loans made by the Company may be obligations of a limited number of borrowers on a limited number of properties. The lack of diversity in the type, number and geographic location of mortgage loans made by the Company would materially increase the risk of an investment in the Common Stock.

In the event we are not successful in securitizing mortgage loans, we will continue to bear the risks of borrower defaults and bankruptcies, fraud losses and special hazard losses

     The Company may acquire and accumulate mortgage loans as part of its long-term investment strategy or until a sufficient quantity has been acquired for securitization into mortgage-backed securities. There can be no assurance that the Company will be successful in securitizing mortgage loans. While holding mortgage loans, the Company will be subject to risks of borrower defaults and bankruptcies, fraud losses and special hazard losses. In the event of any default under mortgage loans held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. It may not be desirable, possible or economic for the Company to complete the securitization of any or all mortgage loans which the Company acquires or funds, in which case the Company will continue to hold the mortgage loans and bear the risks of borrower defaults and special hazard losses.

     Mortgage loans invested in by the Company will be secured by the properties and will also be a recourse obligation of the borrower. In the event of a default, the Company would be able to look to the borrower to make up any deficiency between the value of the collateral and the principal amount of the mortgage loan.

     It is expected that when the Company acquires mortgage loans, the sellers will represent and warrant to the Company that there has been no fraud or misrepresentation with respect to the origination of the mortgage loans and will agree to repurchase any loan with respect to which there is fraud or misrepresentation. There can be no assurance that the Company will be able to obtain the repurchase agreement from the sellers. Although the Company may have recourse to the sellers based on the sellers' representations and warranties to the Company, the Company will be at risk for loss to the extent the sellers do not perform their repurchase obligations.

     The Company may acquire mortgage loans from failed savings and loan associations or banks through United States government agencies such as the Resolution Trust Corporation or the Federal Deposit Insurance Corporation. These institutions do not provide the seller's typical representations against fraud and misrepresentation. The Company intends to acquire third party insurance, to the extent that it is available at a reasonable price, for such risks. In the event the Company is unable to acquire such insurance, the Company would be relying solely on the value of the collateral underlying the mortgage loans. Accordingly, the Company will be subject to a greater risk of loss on obligations purchased from these institutions.

     During the past several years, First Guaranty's growth in originating loans has been significant. In light of this growth, the historical financial performance of the Company may be of limited relevance in predicting future performance. Also, the loans originated by the Company have been outstanding for a relatively short period of time. Consequently, the delinquency and loss experience of the Company's loans to date may not be indicative of future results. It is unlikely that the Company will be able to maintain delinquency and loan loss ratios at their present levels to the extent that the Company's loan portfolio becomes more seasoned and are not resold by the Company.

To the extent that we are unable to maintain an adequate warehouse line of credit, we may have to curtail loan origination and purchasing activities

     The Company relies significantly upon its access to warehouse credit facilities in order to fund new originations and purchases. The Company expects to be able to maintain its existing warehouse line of credit (or to obtain replacement or additional financing) as the current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms, if at all. To the extent that the Company is unable to maintain an adequate warehouse line of credit, the Company may have to curtail loan origination and purchasing activities, which could have a material adverse effect on the Company's operations and financial condition.

Variations in mortgage prepayments may cause changes in our net cash flows

     Mortgage prepayment rates vary from time to time and may cause changes in the amount of the Company's net cash flows. To the extent that prepayments occur, the yield on the Company's mortgage loans would be affected as well as the Company's net cash flows. Prepayments of adjustable-rate mortgage loans included in or underlying mortgage-backed securities generally increase when then-current mortgage interest rates fall below the interest rates on such adjustable-rate mortgage loans. Conversely, prepayments of such mortgage loans generally decrease when then-current mortgage interest rates exceed the interest rate on the mortgage loans included in or underlying such mortgage-backed securities. Prepayment experience also may be affected by the geographic location of the properties securing the mortgage loans included in or underlying mortgage-backed securities, the assumability of such mortgage loans, the ability of the borrower to convert to a fixed-rate loan, conditions in the housing and financial markets and general economic conditions.

Our portfolio of mortgage loans may include privately issued pass-through certificates which are typically not guaranteed by the United States Government

     The Company may include privately issued pass-through certificates backed by pools of adjustable-rate single family and multi-family mortgage loans and other real estate-backed mortgage loans in its investment portfolio. Because principal and interest payments on privately issued pass-through certificates are typically not guaranteed by the United States government or an agency of the United States government, such securities generally are structured with one or more types of credit enhancement. Such forms of credit enhancement are structured to provide protection against risk of loss due to default on the underlying mortgage loan, or bankruptcy, fraud and special hazard losses, such as earthquakes. Typically, third parties insure against these types of losses, and the Company would be dependent upon the credit worthiness of the insurer for credit-rating, claims paying ability of the insurer and timeliness of reimbursement in the event of a default on the underlying obligations. Furthermore, the insurance coverage for various types of losses is limited in amount, and losses in excess of the limitation would be the responsibility of the Company.

     The Company may also purchase mortgage loans issued by GNMA, FNMA or FHLMC. Each of these entities provides guarantees against risk of loss for securities issued by it. In the case of GNMA, the timely payment of principal and interest on its certificates is guaranteed by the full faith and credit of the United States government. FNMA guarantees the scheduled payments of interest and principal and the full principal amount of any mortgage loan foreclosed or liquidated on its obligations. FHLMC guarantees the timely payment of interest and ultimate collection of principal on its obligations, while with respect to certificates issued by FNMA and FHLMC, payment of principal and interest of such certificates are guaranteed only by the respective entity and not by the full faith and credit of the United States government.

We are is dependent upon independent mortgage brokers and others, none of whom is contractually obligated to do business with the company

     The Company depends in part on independent mortgage brokers, financial institutions, realtors(R) and mortgage bankers for its originations and purchases of mortgage loans. The Company's competitors also seek to establish relationships with such independent mortgage brokers, financial institutions, realtors(R) and mortgage bankers, none of whom is contractually obligated to continue to do business with the Company. In addition, the Company expects the volume of wholesale loans that it originates and purchases to increase. The Company's future results may become more exposed to fluctuations in the volume and cost of its wholesale loans resulting from competition from other originators and purchasers of such loans, market conditions and other factors.

We will have little control over the operations of the pass-through entities in which we may purchase interests

     If the Company purchases interests in various pass-through entities, it will itself be in the position of a "holder" of shares of such entities including, real estate investment trusts, other trusts or partnerships, or a holder of other types of pass-through interests. Therefore, the Company will be relying exclusively on the management capabilities of the general partners, managers and trustees of those entities for the management and investment decisions made on their behalf. In particular, except for voting rights on certain matters, the Company will have no control over the operations of the pass-through entities in which it purchases interests, including all matters relating to the operation, management, investment decisions, income and expenses of such entities, including decisions with respect to actions to be taken to collect amounts owed to such entities. If such managers, trustees or general partners take actions or make decisions which are adverse to a pass-through entity or the Company, it may not be cost-efficient for the Company to challenge such actions or decisions. Moreover, if the Company does not become a substituted owner of such interests, it would not have the right to vote on matters on which other interest owners in such entities have a right to vote or otherwise challenge management decisions. Finally, should any of such managers, trustees or general partners experience financial difficulties for any reason, the entities in which the Company invests could be adversely affected, thereby adversely affecting the value of the Company's investments.

Borrowers may not have sufficient assets to pay off the balloon payments at maturity

     Mortgage loans, other than those representing mortgage loans on single-family residential, may represent "balloon" obligations, requiring no payments of principal over the term of the indebtedness with a "balloon" payment of all of the principal due at maturity. "Balloon" payments will probably require a sale or refinancing of properties at the time they are due. No assurance can be given that the borrowers will have sufficient assets to pay off the indebtedness when due, or that sufficient liquidity will be generated from the disposition or refinancing of the properties to enable the owner to pay the principal or interest due on such mortgage loans.

Upon foreclosure of a property, we may have difficulty in finding a purchaser or may have to sell the property at a loss

     If a mortgaged property is not sold by the maturity date of the underlying mortgage loan, the borrower may have difficulty in paying the outstanding balance of such mortgage loan and may have to refinance the property. The borrower may also experience difficulty in refinancing the property if that becomes necessary due to unfavorable interest rates or the unavailability of credit.

     If any amounts under a mortgage loan are not paid when due, the Company may foreclose upon the property of the borrower. In the event of such a default which requires the Company to foreclose upon a property or otherwise pursue its remedies in order to protect the Company's investment, the Company will seek to obtain a purchaser for the property upon such terms as the Company deems reasonable. However, there can be no assurance that the amount realized upon any such sale of the underlying property will result in financial profit or prevent loss to the Company. In addition, because of potential adverse changes in the real estate market, locally or nationally, the Company may be forced to own and maintain the property for a period of time to protect the value of its investment. In that event, the Company may not be able to receive any cash flow from such mortgage loan and the Company would be required to pay such sums as may be necessary to maintain and manage the property.

We may be required to investigate and clean up hazardous or toxic substances of properties securing loans that are in default

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

The amount of interest charged to a borrower is subject to compliance with state usury laws

     The amount of interest payable by a borrower to the Company may exceed the rate of interest permitted under the California Usury Law and the usury laws of other states. Although the Company does not intend to make or invest in mortgage loans with usurious interest rates, there are uncertainties in determining the legality of interest rates. Such limitations, if applicable, may decrease the yield on the Company's investments.

     With respect to the interest rate charged by the Company to borrowers in the State of California, the Company will be relying upon the exemption from its usury law which provides that loans that are made or arranged by a licensed real estate broker and which are secured by a lien on real property are exempt from the usury law. The Company intends to use licensed real estate brokers to arrange the mortgage loans so that no violation of the applicable usury law would take place. Additionally, if any employee or director of the Company or its subsidiaries is a licensed real estate broker in the State of California, the Company may use such person to arrange all or a portion of the mortgage loans to qualify for the usury exemption.

     The consequences for failing to abide by the usury law include forfeiture of all interest payable on the loan, treble damages with respect to excessive interest actually paid, and criminal penalties. The Company believes that because of the applicable exemptions and the provisions of California Civil Code 1917.005 exempting lenders who originate loan transactions from the California usury laws, no violation of the California Usury Law will occur. The Company shall attempt to rely on similar exemptions in other states if necessary but there is no guarantee that it will be able to do so.

If a borrower enters bankruptcy, an automatic stay will prevent us or any trustee from foreclosing on the property securing such borrower's loan until relief from the stay can be sought

     If a borrower enters bankruptcy, either voluntarily or involuntarily, an automatic stay of all proceedings against the borrower's property will issue. This stay will prevent the Company or any trustee from foreclosing on the property securing such borrower's loan until relief from the stay can be sought from the bankruptcy court. No guaranty can be given that the bankruptcy court will lift the stay, and significant legal fees and costs may be incurred in attempting to obtain such relief.

We face competition in the acquisition of mortgage loans from competitors having greater financial resources

     The Company will face intense competition in the origination, acquisition and liquidation of its mortgage loans. Such competition can be expected from banks, savings and loan associations and other entities, including REITs. Many of the Company's competitors have greater financial resources than the Company.

Because of intense competition for skilled personnel, we may not be able to recruit or retain necessary personnel on a cost-effective basis

     Our future success will depend in large part upon our ability to identify, hire, retain and motivate highly skilled employees. We plan to significantly increase the number of our marketing, sales, customer support and operations employees to effectively serve the evolving needs of our present and future customers. Competition for highly skilled employees in our industry is intense. In addition, employees may leave our company and subsequently compete against us. Our failure to attract and retain these qualified employees could significantly harm our business. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of new and enhanced products and harm our ability to sell our products. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to such claims in the future as we seek to hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

The loss of any of our key personnel could significantly harm our business

     Our success depends to a significant degree upon the continuing contributions of our key management, technical, marketing and sales employees. The loss of the services of any key employee could significantly harm our business, financial condition and results of operations. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. Failure to retain key personnel could significantly harm our business, financial condition and results of operations.

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products

     From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be harmed.

Any acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results

     We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have no experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including:

     o problems assimilating the purchased operations, technologies or products;

     o    unanticipated costs associated with the acquisition;

     o    diversion of management's attention from our core business;

     o adverse effects on existing business relationships with suppliers and customers;

     o risks associated with entering markets in which we have no or limited prior experience; and

     o potential loss of the purchased organization's or our own key employees.

     We cannot assure you that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could significantly harm our business.

Our headquarters and many of our customers are located in California where natural disasters may occur

     Currently, our corporate headquarters, and many of the borrowers for whom we provide mortgages are located in California. California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property. We presently do not have redundant, multiple site capacity in the event of a natural disaster. In the event of such a disaster, our business would suffer.

The market price of our common stock may experience fluctuation unrelated to operating performance, including future private or public offerings of our capital stock

     The market price of the Common Stock of the Company may experience fluctuations that are unrelated to the Company's operating performance. In particular, the price of the Common Stock may be affected by general market price movements as well as developments specifically related to the mortgage industry such as, among other things, interest rate movements. In addition, the Company's operating income on a quarterly basis is significantly dependent upon the successful completion of the Company's loan sales in the market, and the Company's inability to complete these transactions in a particular quarter may have a material adverse impact on the Company's results of operations for that quarter and could, therefore, negatively impact the price of the Common Stock.

     The Company may increase its capital by making additional private or public offerings of its Common Stock, securities convertible into its Common Stock, preferred stock or debt securities. The actual or perceived effect of such offerings, the timing of which cannot be predicted, may be the dilution of the book value or earnings per share of the Common Stock outstanding, which may result in the reduction of the market price of the Common Stock and affect the Company's ability to access the capital markets.

Need for additional funding.

     Historically, the Company has relied on debt and equity investment infusions of cash to continue operations. If the Company is unable to generate and maintain positive operating cash flows and operating income in the future, or to continue to obtain equity or debt financing from its current sources or those who have committed to provide such financing (as to all of which there can be no assurance), it would require funding from other sources. If financing is required, the Company's inability to raise capital would materially and adversely harm the Company's business and financial condition. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's stockholders.

Going Concern Opinion.

     The Company's financial statements for the years ended September 30, 2001 and 2000 contain an emphasis paragraph regarding "going concern" from the Company's independent accountants. The Company's independent accountants note that the Company's, recurring losses from operations, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response to such concerns, management has developed operational and strategic plans to improve the Company's long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the stockholder dilution that is created by the issuance of new shares. Management's operational plans and initiatives include marketing plans for the growth of our mortgage lending operations. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened.

Item 2. Description of Property.
--------------------------------

     The Company maintains it corporate headquarters in Huntington Beach, California. It currently subleases approximately 4,000 square feet of office space at a monthly rate of $4,000 plus utilities, or approximately $4,500 per month, on a month-to-month basis. The current subleases expires in July 2002. The Company considers its facilities adequate for the near-term future and it is the present intention of the Company to enter into a new lease directly with the landlord upon expiration of the present sublease.

     First Guaranty maintains four offices. Its headquarters is located in Santa Ana, California, where it leases approximately 6,681 square feet at a rate of $11,246 per month (plus common area expenses). The current lease expires July 25, 2005. A rental increase to $15,822.55 per month (plus common area expenses) is scheduled for July 26, 2002.

     First Guaranty maintains three branch offices in Colton, California, Bakersfield, California, and Rancho Cucamonga, California. Each of the branch offices is rented on a month to month basis with the following rents: Colton - $800; Bakersfield - $2,315; and Rancho Cucamonga - $5,080.

     American National is currently negotiating a new lease of the space which it presently occupies in an executive offices suite in Santa Ana, California,

     The Company considers the facilities occupied by First Guaranty and American National to be adequate for the near-term future. However, significant expansion of operations of either First Guaranty or American National would require the acquisition of additional office space.

Item 3. Legal Proceedings.
--------------------------

     As a result of the sale of EMB Mortgage Corporation, the following discussion excludes those matters that pertained solely to the Company's former subsidiary, EMB Mortgage Corporation, except as noted.

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

     The Company has also initiated a lawsuit against Mr. Brick, his wife, Florence M. Brick, and their company, FMB Mortgage Corporation, in a matter entitled EMB Corporation and EMB Mortgage Corporation vs. Joseph K. Brick, Florence M. Brick, FMB Mortgage Corporation and Does 1 through 10, Superior Court of the State of California, County of Orange, Case No.00CC08083, filed August 7, 2000. In this litigation, the Company and its former subsidiary, EMB Mortgage Corporation, allege that Mr. Brick breached the Separation, Asset Purchase Agreement and Release entered into by and between the Company and Mr. Brick by failing to indemnify the Company against losses incurred by the Company resulting from operations of the Company's Daytona Beach, Florida office (the "Daytona Office") which was managed by Mr. and Mrs. Brick. The Company further alleges negligence Mr. and Mrs. Brick in their management of the Company's Daytona Office and fraud and conversion against Mr. and Mrs. Brick, together with FMB Mortgage, Inc. (the company which they formed to carry on the business of the Daytona Office), concerning tax reporting by FMB Mortgage, Inc. In summer of 2001, this litigation was dismissed without prejudice by the Company; however, the Company intends to refile and pursue these claims. The Company and EMB Mortgage Corporation have agreed, between themselves, that the Company will bear all expenses of litigation, including attorneys fees and associated costs, and will be entitled to the entire judgment, if any.

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

     On January 3, 2001, the Company was sued in the lawsuit styled, FirstBank of Aurora vs. Investment Consulting Inc., Jane and/or John Does 1-100 and EMB Corporation, Denver Colorado District Court Number 01CV0018. Plaintiff seeks damages in the amount of $29,878.13 in respect of its allegation that the Company's bank account was overdrawn by such amount. In addition, Plaintiff seeks interest on such amount, and its costs and attorneys' fees. The Company was served on January 21, 2001. The Company believes the allegations raised in the Complaint to be without merit; however, as of this date, no responsive pleading has been filed.

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

     The Company and Donald Egan were engaged in litigation in the matter entitled Donald Egan vs. EMB Corporation, et al, District Court, Denver County, Colorado, Case No. 99CV-000736 Division 1. In this litigation, the Plaintiff alleged that the Company owed moneys on an outstanding promissory note. On June 3, 1999, a Court judgment was entered against the Company in the amount of $174,136.50. The current balance on the judgment with accrued interest after credits for payments on behalf of the Company is $79,065.62. On November 12, 2001 the Company and Donald Egan entered into a General Release and Settlement Agreement whereby, as full satisfaction of the judgment, the Company assigned to Mr. Egan all of its interest in 1,500,000 shares of common stock of e-net that the Company had acquired in the "Global Settlement" Agreement by and between the Company, e-Net and other parties. See Part I, Item 1, "Description of Business" for a complete description of the "Global Settlement" Agreement.

     EMB Mortgage Corporation and Impac Funding Corporation are engaged in litigation, Impac Funding Corporation vs. EMB Mortgage Corporation, et al., Superior Court, County of Monterey, Case No. M50028, filed on August 1, 2000. This is a judicial foreclosure action, wherein Impac is seeking to foreclose the Monterey, California, real property owned by EMB Mortgage Corporation. The obligation arises out of a promissory note secured by deed of trust for moneys alleged owed to the plaintiff by EMB Mortgage Corporation for loans required to be repurchased by EMB Mortgage Corporation or other alleged defaults by EMB Mortgage Corporation of the various agreements with Impac concerning the funding and purchase of loans by Impac on behalf of EMB Mortgage Corporation. The Company and EMB Mortgage Corporation have agreed that the Company will bear all expenses of litigation, including attorneys fees and associated costs and, at its sole option, may elect to assist EMB Mortgage Corporation in reaching a resolution of the pending legal action. On or about October 4, 2001, EMB Mortgage Corporation entered into a settlement agreement with Impac Funding Corporation whereby the term of the promissory note was extended for one year, with several interim payments. It was further agreed, and the Company concurred, that, at the extended date of the note, the Company would issue shares of its common stock to Impac Funding Corporation equivalent in value to the then unpaid balance of the note. The Settlement Agreement also provides that the Company will issue to Impac Funding Corporation a five-year warrant for the purchase of up to 100,000 shares of the Company's common stock at a price of $0.0563 per share.

     On August 30, 2001, First Guaranty was sued in a lawsuit styled NFC Consultants, Inc., HomeZipr Corp. vs. First Guaranty Financial Corporation, et al, Superior Court of California, County of Orange, Case No. 01CC1121. This lawsuit alleges moneys owed by First Guaranty or other defendants arising out of a purported consulting agreement whereby First Guaranty would receive retail mortgage leads from one of the plaintiffs. The lawsuit also alleges that First Guaranty and other defendants retained certain personal property of the one of the plaintiffs arising out of the termination of a sublease of premises unrelated to First Guaranty. The Company believes the allegations raised in the Complaint to be without merit and has filed a Demurrer to the action. A Court hearing on the Demurrer is presently scheduled.

     The Company, and its subsidiaries, are not engaged in any other legal proceedings except litigation in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

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

Fiscal Year Ended September 30, 2000:
------------------------------------
1st Quarter ..................................   $  5.17        $  2.34
2nd Quarter ..................................   $ 28.59        $  3.05
3rd Quarter ..................................   $ 12.42        $  1.41
4th Quarter ..................................   $  2.11        $  0.49


Fiscal Year Ended September 30, 2001:
------------------------------------
1st Quarter ..................................   $  0.50        $  0.16
2nd Quarter ..................................   $  0.19        $  0.02
3rd Quarter ..................................   $  0.06        $  0.03
4th Quarter ..................................   $  0.19        $  0.03

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

     On January 7, 2002, the closing bid and asked prices of the Common Stock of the Company were $0.125 bid and $0.135 asked per share. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On January 7, 2002, there were approximately 18 broker-dealers publishing quotes for the Common Stock of the Company.

     As of January 7, 2002, there were 20,897,569 shares of Common Stock issued and outstanding, which were held by approximately 844 holders of record. As of January 7, 2002, there were 2,500,000 shares of Series E Convertible Preferred Stock outstanding, which were held solely by the Company's subsidiaries. No shares of any other series of Preferred Stock were outstanding as of January 7, 2002.

     Dividends. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors, and is subject to any dividend rights of the 8% Convertible Preferred Stock, Series A and 10% Convertible Preferred Stock, Series B of the Company to the extent any of such shares are outstanding. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

     Recent Sales of Unregistered Securities. On or about July 25, 2001, the Company issued 250,000 shares of its common stock pursuant to the Settlement Agreements reached with certain of its former officers and directors for services rendered and moneys advanced on behalf of the Company during the one year period ended June 30, 2001. In addition, on the same date, the issued 10,000 shares of its common stock to each of Roger D. Hall, a former director, and Ann L. Peterson, a current director, for services rendered during the one year period ended June 30, 2001, and 147,000 to Williams de Broe pursuant to the "Global Settlement" agreement. Also on July 25, 2001, the Company issued 500,000 shares of its common stock to third parties pursuant to consulting agreements. On or about August 7, 2001, the Company issued 500,000 shares of its common stock to William R. Parker in connection with the acquisition of all of the capital stock of Saddleback Investment Services, Inc. Pursuant to various consulting agreements with third parties the Company issued 1,960,000 shares of its common stock between August 7, 2001 and September 14, 2001. On or about September 17, 2001, the Company issued 5,000,000 shares of its common stock to James E. Shipley, Chairman, President and acting Secretary and Chief Financial Officer of the Company, for cancellation of $600,000 of indebtedness owed to Mr. Shipley as a result of moneys loaned to the Company or paid on its behalf. On or about September 18, 2001, the Company issued 300,000 shares to a third party in connection with a consulting agreement. On September 30, 2001, the Company issued 5,000,000 shares of its common stock to FGFC Holdings, Inc., in connection with the acquisition of all of the capital stock of First Guaranty Financial Corporation.

     On September 21, 2001 and September 30, 2001, the Company issued 500,000 shares and 2,000,000 shares, respectively, of its Series E Convertible Preferred Stock to its subsidiary companies, Saddleback Investment Services, Inc. and First Guaranty Financial Corporation. Each of these stock transactions was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

     Pursuant to a Settlement Agreement between the Company's former subsidiary, EMB Mortgage Corporation, and Impac Funding Corporation, on or about October 4, 2001, the Company issued warrants to Impac Funding Corporation to purchase up to 100,000 shares of the Company's common stock at a price of $0.0563 per share. The warrants may be exercised during the five-year period commencing upon issuance of the warrants, but not before the earlier of either (i) the default or (ii) full performance of EMB Mortgage Corporation under the terms of the Settlement Agreement.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

     Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, the present turmoil relating to the September 11, 2001 attacks on the United States and our country's response thereto, intense competition in the financial services and mortgage banking industries, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

Overview

     During the fiscal year ending September 30, 2001, the Company abandoned its plans to enter the energy-related marketplace. Following a change of management in July 2001, new management determined that it would be in the best interests of the Company and its shareholders to return to the financial services sector. In July 2001, it acquired Saddleback Investment Services, Inc., dba American National Mortgage. In September 30, 2001, it acquired First Guaranty Financial Corporation.

     At the time of its acquisition, American Naitonal was not actively doing business. Nevertheless, it was deemed to be an attractive candidate for acquisition because of the numerous state licenses and its approved lending status with government lending institutions. Since its acquisition, American National has recommenced doing business, expanded its retail staff and begun to implement a plan for aggressive expansion in those states in which it is presently licensed to do business. Much of the anticipated growth of the operations of American National will be focused on lending to the burgeoning Hispanic communities in California and other southwestern states.

     The Company's acquisition of First Guaranty Financial Corporation was deemed appropriate because of First Guaranty's strong performance in the wholesale mortgage banking sector of the mortgage industry. Prior to its acquisition, First Guaranty had been experiencing a rapid expansion of its business. Additionally, First Guaranty was deemed to be a good candidate for acquisition because of its high profitability based upon mortgage fundings. In short, it was, and continues to be, a well-run business operation. While First Guaranty was acquired at the end of the Company's and First Guaranty's fiscal years, First Guaranty has continued its aggressive growth strategies in the ensuing months following the fiscal year that is the subject of this Annual Report.

     Beginning in July 2001, the Company entered into several business transactions that altered the composition of the Company. On July 23, 2001, the Company acquired all of the outstanding capital stock of Saddleback Investment Services, Inc., dba American National Mortgage. On July 26, 2001, the Company disposed of its other two subsidiaries, EMB Mortgage Corporation and Ameritelecon, Inc. Finally, on September 30, 2001, the Company acquired all of the capital stock of First Guaranty Financial Corporation in exchange for 5 million shares of the Company's common stock. As a result of this exchange of stock and the other transaction, the Company's acquisition of First Guaranty was accounted for as a "Reverse Acquisition". Accordingly, for accounting purposes, First Guaranty was treated as the continuing reporting entity and "Accounting Acquirer" that acquired the Company.

Results of Operations

REVENUES

     Revenues increased by $5,435,127 or 142%, to $9,253,502 for the year ended September 30, 2001, compared to $3,818,375 for the year ended September 30, 2000. The growth in revenues is primarily attributable to the expansion and growth of First Guaranty's mortgage lending operations. First Guaranty, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. First Guaranty benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business.

Costs and Expenses.

     Commissions are paid to loan agents on funded loans. Commissions increased by $943,724 or 185%, for the year ended September 30, 2001, and to $1,451,840 from $508,116 for the year ended September 30, 2000. This increase is primarily related to the increased revenues discussed above.

Salaries and Wages.

     Salaries and wages totaled $1,961,234 in fiscal 2001 compared to $935,304 in the year ended September 30, 2000, an increase of $1,025,930, or 109%. The increase is directly related to the expansion of First Guaranty's operations.

General and Administrative Expenses.

     General and administrative expenses totaled $2,838,838 for the year ended September 30, 2001, compared to $1,414,737 for the year ended September 30, 2000. This increase of $1,424,101, or 100%, can be primarily attributed to the business growth of the operating subsidiaries, namely First Guaranty, as additional personnel, office space, and other administrative costs are required to handle the expansion. In addition, the Company incurred costs at the corporate level related to professional services for items relating to the reporting requirements associated with being a publicly-traded company and for consulting fees paid with respect to computer and Internet technologies matters and administrative matters.

Interest Expense.

Interest expense was $2,723,615 as of September 30, 2001, compared to $1,041,548 as of September 30, 2000. This increase is associated with the growth of First Guaranty and is composed primarily of interest on the warehouse line of credit of First Guaranty.

Net Profits.

The Company realized net profits (after provision for income tax) of $265,537 in the fiscal year ended September 30, 2001 compared to a net loss of $16,055 for the year ended September 30, 2000, or $0.02 and ($0.00) per share respectively.

LIQUIDITY AND CAPITAL RESOURCES.

In the year ended September 30, 2001, operating activities provided net cash of $500,862 as compared to September 30, 2001 when net cash of $264,989 was used in operating activities. For the earlier period, the Company incurred a net loss from operations while in the current period it realized an operating profit. Net cash provided by investing activities was $97,032 for the year ended September 30, 2001. Net cash provided by investing activities was $167,580 for the year ended September 30, 2000. The sole component of the cash provided by investing activities for the period ended September 30, 2001 was cash received from the acquisition of business. Net cash used by financing for the period ended September 30, 2001 totaled $80,477 and consisted of principal paid on a note payable. In the year ended September 30, 2000, net cash was provided by financing in the amount of $61,229, which was composed of principal paid on a note payable and cash contributed to equity.

     Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. Because the Company has incurred significant losses from operations in the years prior to the acquisition of First Guaranty and American National, it has an accumulated deficit of $11,198,550 with total liabilities exceeding total assets by $8,364,565. As a result it will require additional financing to meet its cash requirements. Our auditors included an explanatory paragraph in their report raising substantial doubt about its ability to continue as a going concern. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow and generate positive cash flow, as well as the ability to obtain additional services for common stock or other non-cash consideration.

     If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. At present, there are no firm commitments for any additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management plans to continue its growth plans to generate revenues sufficient to meet its cost structure. Management believes that these actions will afford the Company the ability to fund its daily operations and service its remaining debt obligations primarily through the cash generated by operations; however, there are no assurance that management's plans will be successful. No adjustments have been made to the carrying value of assets or liabilities as a result of these uncertainties.

Item 7. Financial Statements.
-----------------------------

     Information with respect to this Item is set forth in "Index to Financial Statements".

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

     The following changes in Accountants for the Company were disclosed in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2001, as amended in the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on September 19, 2001.

     On August 28, 2001 the Company dismissed its independent accountants, McKennon, Wilson & Morgan LLP. The reports of McKennon, Wilson & Morgan LLP for the fiscal years ended September 30, 2000 and September 30, 1999 contained no adverse opinion, disclaimers of opinion nor were they modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to dismiss McKennon, Wilson & Morgan LLP was made by the Board of Directors of the Company. At no time during the fiscal years ended September 30, 1999 and September 30, 2000, nor during the interim period from October 1, 2000 through August 28, 2001, were there any disagreements with McKennon, Wilson & Morgan LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     On August 28, 2001, the Company engaged the firm of Kabani & Company, Inc., of Fountain Valley, California, as independent accountants for the Company. Prior to August 28, 2001, neither the Company, nor anyone on its behalf, had consulted with Kabani & Company, Inc. concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements or any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

     The directors and executive officers of the Company are as follows:

Name(1)(2)                Age      Position
----------                ---      --------
William R. Parker          52      Director, and President of Saddleback
                                   Investment Services, Inc.

Ann L. Petersen            64      Director

James E. Shipley(3)(4)     66      Director, President, Acting Secretary and
                                   Acting Principal Financial and
                                   Accounting Officer

Rodney K. Thompson         48      Director, and President of First Guaranty
                                   Financial Corporation

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.
(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.
(3) Member of the Company's Stock Option Committee for "1996 Stock Option, SAR and Stock Bonus Plan" and "1999 Stock Compensation Plan".
(4) Member of the Company's Compensation Committee. See "Compensation Committee", below.

     The background and principal occupations of each director and executive officer of the Company are as follows:

     Mr. Parker was appointed to the Company's Board of Directors on July 31, 2001. Mr. Parker has been employed in the mortgage industry from 1982 to present. From 1989 to present, he has served as Chief Executive Officer of several mortgage banking enterprises. He presently acts as President and Chief Executive Officer of Saddleback Investment Services, Inc., dba American National Mortgage, having served in such capacity since that firm's formation in 1992.

     Mrs. Petersen became a director of the Company on November 25, 1992. She is a resident of Hawaii and has not been employed outside of the house since 1958.

     Mr. Shipley was first elected to the Board of Directors of the Company on January 15, 1996, and became the President of the Company on April 29, 1996. On March 1, 1999, he was elected Principal Financial and Accounting Officer. On June 24, 2000, Mr. Shipley resigned as an officer and director of the Company. On July 6, 2001, was again elected a director of the Company. He was also named as President, acting Secretary, and acting Accounting and Chief Financial Officer.

     Mr. Thompson was appointed to the Board of Directors of the Company on December 10, 2001. Mr. Thompson has been employed in the mortgage industry from April 1977 to present. From April 1991 to March 1998 he served as Senior Vice President of Stuart Wright Mortgage, Inc., of La Palma, California, where he directed secondary marketing and the wholesale division. From March 1998 through December 1998, Mr. Thompson served as Senior Vice President of Citifed Diversified, Inc., of Santa Ana, California. In this capacity he established a retail division and created various conventional wholesale loan products. From January 1999 to present, Mr. Thompson has been employed by First Guaranty. From January 1999 to January 2000, he served as Senior Vice President and in January 2000 he was named President and a Director of First Guaranty.

     Compliance with Section 16(a) of Securities Exchange Act of 1934. To the best of the knowledge of the Company, its directors, officers and 10% beneficial owners have filed all reports in compliance with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2001.

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the compensation required to be reported pursuant to Item 402 of Regulation S-B. No executive officer or director of the Company received compensation in excess of $100,000 during its fiscal year ended September 30, 2001. Ben Campbell, the Chief Executive Officer from June 24, 2000 to July 6, 2001 had no compensation, other than reimbursement of moneys advanced on behalf of the Corporation during his term in office. James E. Shipley, the current and a former Chief Executive Office did have not other compensation required to be reported other than that set forth herein.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

Name and Principal Position          Fiscal Year                    Salary
---------------------------          -----------                    ------
James E. Shipley, CEO                    1999                       $    0
                              2000 through June 24, 2000            $    0
                                2001 from July 6, 2001              $    0

     Compensation Committee. The Compensation Committee of the Board of Directors is presently comprised of Mr. James E. Shipley. The Committee makes decisions regarding the Company's employee stock plan and makes decisions concerning salaries and incentive compensation for the executive officers, employees and consultants of the Company.

     401(k) Plan. In August 1997, the Company adopted a Section 401(k) Retirement Savings Plan (the "401(k) Plan"). The 401(k) Plan is a tax-qualified plan covering Company employees who, as of the enrollment eligibility dates under the 401(k) Plan, have completed at least six months of service with the Company and elect to participate in the 401(k) Plan. The Company may make discretionary matching cash contributions to each participant based upon his or her elective deferrals in a percentage determined by the Company prior to the end of each plan year, and may make additional contributions in its sole judgment. All employee contributions are fully vested at all times and contributions by the Company to the 401(k) Plan vest over a six-year period based upon years of service. Benefits will normally be distributed to an employee upon (i) the employee reaching age 65, (ii) the employee's retirement with the Company, (iii) the employee's death or disability, (iv) the termination of the employee's employment with the Company, or (v) the termination of the 401(k) Plan. As of January 1, 1999, the Company terminated the 401(k) Plan with respect to additional contributions and/or new participants. The 401(k) Plan continues to be in effect for former employees who have not elected to withdraw their accounts. As of September 30, 2001, there were approximately 10 remaining participants in the 401(k) Plan, none of which are presently officers, directors or employees of the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding capital stock of the Company as of September 30, 2001, are as follows:

                                                  Shares         Percent of
        Management                             Beneficially      Outstanding
      Shareholders(1)                            Owned(1)           Stock
      ---------------                            --------           -----

William R. Parker........................         500,000             3%
  5075 Warner Avenue, Suite B
  Huntington Beach, CA 92649

Ann L. Petersen .........................          10,417             *
  Star Route 5080
  Keaau, Hawaii 96749

James E. Shipley.........................       5,006,636(2)          30%
  5075 Warner Avenue, Suite B
  Huntington Beach, California 92649

Rodney K. Thompson.......................       5,000,000(3)          30%
  5075 Warner Avenue, Suite B
  Huntington Beach, CA 92649

Directors and officers as a group
  (4 persons, including the above).......      10,517,053             63%


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

     (2) Includes 6,366 shares of the Company owned by World Trends Financial, Ltd., a corporation beneficially owned by Mr. Shipley.

     (3) Represents 5,000,000 shares owned by FGFC Holdings, Inc., of which Mr. Thompson is a Director, President and 12% shareholder.

Security Ownership of Certain Beneficial Owners

     The following table sets forth information with respect to the beneficial ownership of each class of equity securities of the Company by each shareholder who beneficially owns more than five percent (5%) of each class of the Company's equity securities, the number of shares beneficially owned by each and the percent of such class of equity securities so owned of record as of September 30, 2001. The Company has two outstanding classes of equity securities: Common Stock and Series E convertible preferred stock. It is believed by the Company that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.


   Name and Address
          Of                                        Amount and Nature of  Percent of Class of
   Beneficial Owner               Title of Class    Beneficial Ownership   Equity Securities
   ----------------               --------------    --------------------   -----------------
James E. Shipley                   Common Stock          5,006,636                30%
   5075 Warner Avenue
   Suite B
   Huntington Beach, California
   92649
FGFC Holdings, Inc.                Common Stock          5,000,000                30%
   3 Hutton Center Drive
   Suite 150
   Santa Ana, California 92707
First Guaranty Financial Corp.    Conv. Preferred        2,000,000                80%
   3 Hutton Center Drive          Stock, Series E
   Suite 150
   Santa Ana, California 92707
Saddleback Investment             Conv. Preferred         500,000                 20%
   Services, Inc.                 Stock, Series E
   3700 Susan St.
   Suite 250
   Santa Ana, California 92704

                                       34

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     On September 17, 2001, the Company issued 5,000,000 shares of its common stock to James E. Shipley, Director, President, Acting Secretary and Acting Chief Financial Officer, as consideration for cancellation of indebtedness for moneys loaned to or paid on behalf of the Company during the 4 years preceding such date. This transaction valued the common stock at $.12 per share for a total debt cancellation of $600,000.00. As a result, the Company was indebted to Mr. Shipley, and entities which he controls, in the amount of $286,544 as of September 30, 2001.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)  Exhibits: (Items marked with "*" are included herein)

   Exhibit
   Number                            Description
   ------                            -----------

    3.1 Restated Articles of Incorporation of EMB Corporation are incorporated by reference to Exhibit 3(i) to the Registrant's registration statement on Form 10-SB (No. 1-11883), filed with the Commission on June 28, 1996 (the "Form 10-SB").

    3.1.a Certificate of Designation of Rights, Privileges, Preferences and Restrictions of Series D Convertible Preferred Stock of EMB Corporation, dated September 12, 2001, filed with the State of Hawaii, Department of Commerce and Consumer Affairs on September 18, 2001, which was filed with the Securities and Exchange Commission on October 15, 2001, as Exhibit 3.1.a to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

    3.1.b Certificate of Designation of Rights, Privileges, Preferences and Restrictions of Series E Convertible Preferred Stock of EMB Corporation, dated September 12, 2001, filed with the State of Hawaii, Department of Commerce and Consumer Affairs on September 18, 2001, which was filed with the Securities and Exchange Commission on October 15, 2001, as Exhibit 3.1.b to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

    3.2        The Bylaws of the Registrant are incorporated by referenced to
               Exhibit 3(ii) of Form 10-SB of the Registrant.

    10.10* Amended and Restated Purchase Agreement, dated September 21, 2001, by and between the Company, William R. Parker and Saddleback Investment Services, Inc.

    10.11 Secured Promissory Note of EMB Corporation dated July 24, 2001, which was filed with the Securities and Exchange Commission on August 8, 2001, as Exhibit 10.11 to the Company's Current Report on Form 8-K dated July 23, 2001, is hereby incorporated by this reference.

    10.12* Amended and Restated Security Agreement, dated September 21, 2001, by and between EMB Corporation and William R. Parker.

   Exhibit
   Number                            Description
   ------                            -----------

    10.13* Amended and Restated Collateral Agent Agreement, dated September 21, 2001, by and among EMB Corporation, William R. Parker and the Collateral Agent.

    10.14 Purchase Agreement, dated July 26, 2001, by and between EMB Corporation and William V. Perry, which was filed with the Securities and Exchange Commission on August 10, 2001, as Exhibit
               10.14 to the Company's Current Report on Form 8-K dated July 26, 2001, is hereby incorporated by this reference.

    10.15 Purchase Agreement, dated July 26, 2001, by and between EMB Corporation and David Berman, which was filed with the Securities and Exchange Commission on August 10, 2001, as Exhibit 10.15 to the Company's Current Report on Form 8-K dated July 26, 2001, is hereby incorporated by this reference.

    10.16 Settlement Agreement, dated June 26, 2001, by and among, EMB Corporation, e-Net Financial.Com Corporation (now known as Anza Capital, Inc.), AMRES Holding LLC, Vincent Rinehart and Williams de Broe, which was filed with the Securities and Exchange Commission on September 11, 2001, as Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 2001, is hereby incorporated by this reference.

    10.16.a Promissory Note dated June 27, 2001, executed by EMB Corporation in favor of Williams de Broe, which was filed with the Securities and Exchange Commission on September 11, 2001, as Exhibit 10.16a to the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 2001, is hereby incorporated by this reference.

    10.16.b Promissory Note dated June 27, 2001, executed by e-Net Financial.com Corporation (now known as Anza Capital, Inc.) in favor of EMB Corporation (later terminated), which was filed with the Securities and Exchange Commission on September 11, 2001, as
               Exhibit 10.16b to the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 2001, is hereby incorporated by this reference.

    10.16.c Promissory Note dated June 27, 2001, executed by e-Net Financial.com Corporation (now known as Anza Capital, Inc.) in favor of EMB Corporation (later terminated), which was filed with the Securities and Exchange Commission on September 11, 2001, as
               Exhibit 10.16c to the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 2001, is hereby incorporated by this reference.

    10.16.d Redeemable Convertible 10% Promissory Note dated June 28, 2001 executed by e-Net Financial.com Corporation (now known as Anza Capital, Inc.) in favor of EMB Corporation, which was filed with the Securities and Exchange Commission on September 11, 2001, as
               Exhibit 10.16d to the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 2001, is hereby incorporated by this reference.

   Exhibit
   Number                            Description
   ------                            -----------

    10.17 Settlement Agreement, dated July 24, 2001, by and between the Company and Ben Campbell, which was filed with the Securities and Exchange Commission on September 11, 2001, as Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 2001, is hereby incorporated by this reference.

    10.18 Settlement Agreement, dated July 24, 2001, by and between the Company and Kenneth Quist, which was filed with the Securities and Exchange Commission on September 11, 2001, as Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 2001, is hereby incorporated by this reference.

    10.19 Agreement for Consulting Services, dated July 16, 2001, by and between the Company and Belvidere Network Enterprises, which was filed with the Securities and Exchange Commission on September 11, 2001, as Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 2001, is hereby incorporated by this reference.

    10.20 Agreement of Consulting Services, dated August 1, 2001, by and between the Company and Castle Gate Group, Ltd., which was filed with the Securities and Exchange Commission on September 11, 2001, as Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 2001, is hereby incorporated by this reference.

    10.21 Redeemable Convertible 10% Promissory Note dated April 10, 2001 executed by the Company in favor of James Saunders, which was filed with the Securities and Exchange Commission on September 11, 2001, as Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 2001, is hereby incorporated by this reference.

    10.22 Purchase Agreement by and between EMB Corporation, FGFC Holdings, Inc. and First Guaranty Financial Corporation dated September 30, 2001, which was filed with the Securities and Exchange Commission on October 15, 2001, as Exhibit 10.22 to the Company's Current Report on Form 8-K dated September 30, 2001, is hereby incorporated by this reference.

    10.23 Secured Promissory Note of EMB Corporation dated September 30, 2001, which was filed with the Securities and Exchange Commission on October 15, 2001, as Exhibit 10.23 to the Company's Current Report on Form 8-K dated September 30, 2001, is hereby incorporated by this reference.

    10.24 Security Agreement by and between EMB Corporation and FGFC Holdings, Inc. dated September 30, 2001, which was filed with the Securities and Exchange Commission on October 15, 2001, as
               Exhibit 10.24 to the Company's Current Report on Form 8-K dated September 30, 2001, is hereby incorporated by this reference.

    10.24 Collateral Agreement by and among EMB Corporation, FGFC Holdings, Inc. and the Collateral Agent, dated September 30, 2001, which was filed with the Securities and Exchange Commission on October 15, 2001, as Exhibit 10.25 to the Company's Current Report on Form 8-K dated September 30, 2001, is hereby incorporated by this reference.

   Exhibit
   Number                            Description
   ------                            -----------

    21.1*      Description of the subsidiaries of the Registrant.

    99.1 Articles of Incorporation of First Guaranty Financial Corporation, dated June 10, 1988, filed with the California Secretary of State on June 13, 1988, which was filed with the Securities and Exchange Commission on October 15, 2001, as
               Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 30, 2001, is hereby incorporated by this reference.


    99.2 Certificate of Amendment to Articles of Incorporation of First Guaranty Financial Corporation, dated September 28, 2001, filed with the California Secretary of State on October 10, 2001, which was filed with the Securities and Exchange Commission on October 10, 2001, as Exhibit 99.2 to the Company's Current Report on Form 8-K dated September 30, 2001, is hereby incorporated by this reference.

    99.3 Certificate of Determination of Rights, Privileges, Preferences and Restrictions of Series A Convertible Preferred Stock of First Guaranty Financial Corporation, dated September 28, 2001, filed with the California Secretary of State on October 10, 2001, which was filed with the Securities and Exchange Commission on October 10, 2001, as Exhibit 99.3 to the Company's Current Report on Form 8-K dated September 30, 2001, is hereby incorporated by this reference.

    99.4* Certificate of Amendment of Articles of Incorporation of Saddleback Investment Services, Inc., dated September 14, 2001, filed with the California Secretary of State on September 20, 2001.

    99.5* Certificate of Determination of Rights, Privileges, Preferences and Restrictions of Series A Convertible Preferred Stock of Saddleback Investment Services, Inc., dated September 17, 2001, filed with the California Secretary of State on September 21, 2001.

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

          (3) On August 30, 2001, the Company filed a Current Report on Form 8-K, which disclosed the dismissal of its independent accountants, McKennon, Wilson & Morgan LLP, and the engagement of Kabani & Company, Inc., as independent accountants for the Company, both of which events occurred on August 28, 2001.

          (4) On September 19, 2001, the Company filed an amended Current Report on Form 8-K/A, which included as an exhibit thereto the letter of McKennon, Wilson & Morgan LLP in compliance with Item 304(a)(3) of Regulation S-K.

          (5) On October 15, 2001, the Company filed a Current Report on Form 8-K, which disclosed (i) the Purchase Agreement, dated September 30, 2001, and other related agreements, entered into by and between the Company, FGFC Holdings, Inc., and First Guaranty Financial Corporation, whereby the Company agreed to purchase all of issued and outstanding capital stock of First Guaranty Financial Corporation and (ii) the intended election of Rodney K. Thompson as a Director of the Company.

          (6) On December 26, 2001, the Company filed an amended Current Report on Form 8-K/A which included as exhibits thereto (i) an audited balance sheet and related statement of operations, stockholders equity and cash flows for First Guaranty Financial Corporation for the year ended September 30, 1999; (ii) audited balance sheet and related statement of operations, stockholders equity and cash flows for First Guaranty Financial Corporation for the year ended September 30, 2000 and unaudited balance sheet and related statement of operations, stockholders equity and cash flows for First Guaranty Financial Corporation for the year ended September 30, 2001; and (iii) the Company's unaudited pro forma condensed consolidated balance sheet as of September 30, 2001 and unaudited pro forma condensed consolidated state of operations for the year ended September 30, 2001 to reflect the acquisition of First Guaranty Financial Corporation and Saddleback Investment Services, Inc.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                EMB Corporation


                           By: /s/ James E. Shipley
                           -----------------------------------
                           James E. Shipley, President

     In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  January 14, 2002


/s/ James E. Shipley                         /s/ William R. Parker
--------------------------------------       ---------------------
James E. Shipley                             William R. Parker
Director, President, Acting Secretary,       Director
and Acting Principal Financial
and Chief Accounting Officer


/s/ Rodney K. Thompson
----------------------
Rodney K. Thompson
Director

                   Index to Consolidated Financial Statements
                         EMB Corporation and Subsidaries


1.  Report of Kabani & Company, Inc.                                 F-1

2.  Consolidated Balance Sheet as of September 30, 2001              F-2

3.  Consolidated Statements of Operations for the years ended
    September 30, 2001 and 2000                                      F-3

4.  Consolidated Statements of Stockholder's Equity for years
    ended September 30, 2001 and 2000                                F-4

5.  Consolidated Statements of Cash Flows for the years ended
    September 30, 2001 and 2000                                      F-5

6.  Notes to the Consolidated Financial Statements                   F-6 to F-19

7.  Report of Briglio & Cheung                                       F-20

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders and Board of Directors
EMB Corporation

We have audited the accompanying consolidated balance sheet of EMB Corporation, a Hawaii Corporation and subsidiaries (the "Company") as of September 30, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Saddleback Investment Services, Inc. a wholly owned subsidiary through September 30, 2001, which statements reflect total stockholders' equity of 529,000 as on September 30, 2001. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Saddleback Investment Services, Inc. is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMB Corporation and subsidiaries as of September 30, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $$11,198,550 and excess of total liabilities over total assets of $8,364,565 on September 30, 2001. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KABANI & COMPANY, INC.
--------------------------
KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
December 12, 2001


                          EMB CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                 SEPTEMBER 30, 2001

                                       ASSETS
                                       ------
Current assets:
     Cash and cash equivalents                                           $    578,936
     Accounts receivable                                                      482,229
     Loans held for sale                                                   40,516,386
     Other current assets                                                      24,810
                                                                         ------------
           Total current assets                                            41,602,361

Property and equipment, net                                                   130,120

Other assets:
     Restricted cash                                                          132,387
     Note receivable                                                          103,404
     Deposits and other assets                                                216,584
                                                                         ------------
           Total other assets                                                 452,375
                                                                         ------------
                                                                         $ 42,184,856
                                                                         ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
     Accounts payable                                                         487,186
     Accrued expenses                                                       2,966,231
     Net liabilities of discontinued operations                             4,582,757
     Current portion of long term debt                                         66,418
     Notes payable - global settlement                                        448,109
     Notes payable related parties                                            830,112
     Convertible notes payable                                                500,000
     Warehouse credit line                                                 40,516,386
                                                                         ------------
           Total current liabilities                                       50,397,199
                                                                         ------------
Long term debt:
     Note payable - long term                                                 152,222

Stockholders' deficit:
     Common stock, no par value; 30,000,000 shares authorized,              2,833,985
            16,706,944 shares issued and outstanding
     Preferred convertible shares Series E , no par value; 3,000,000          235,000
            shares authorized; 2,500,000 shares issued and outstanding
     Treasury stock, preferred convertible shares                            (235,000)
     Accumulated deficit                                                  (11,198,550)
                                                                         ------------
           Total stockholders' deficit                                     (8,364,565)
                                                                         ------------
                                                                         $ 42,184,856
                                                                         ============


                  The accompanying notes are integral part of these
                         consolidated financial statements.


                        EMB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                       2001            2000
                                                   ------------    ------------
REVENUES
       Fees and premiums                           $  7,035,083    $  3,346,320
       Interest income                                1,870,735         270,256
       Other income                                     347,684         201,799
                                                   ------------    ------------
                 Total Revenue                        9,253,502       3,818,375
                                                   ------------    ------------
OPERATING EXPENSES
       Salaries and wages                             1,961,234         935,304
       Interest and fees                              2,723,615       1,041,548
       Commissions                                    1,451,840         508,116
       Other general and administrative expenses      2,838,838       1,414,737
                                                   ------------    ------------
                 Total Operating Expenses             8,975,527       3,899,705
                                                   ------------    ------------
 INCOME (LOSS) FROM OPERATIONS                     $    277,975    $    (81,330)
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
       Gain on sale of securities                          --            65,275

NET INCOME BEFORE INCOME TAX                            277,975         (16,055)

PROVISION FOR INCOME TAX                                 12,648            --
                                                   ------------    ------------
NET PROFIT                                         $    265,327    $    (16,055)
                                                   ============    ============

BASIC WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                          8,490,952       5,000,000
                                                   ============    ============

BASIC NET INCOME (LOSS) PER SHARE                  $       0.03    $      0.000
                                                   ============    ============

DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                         11,777,526       5,000,000
                                                   ============    ============

DILUTED AND DILUTED NET INCOME (LOSS) PER SHARE    $       0.02    $      0.000
                                                   ============    ============


                The accompanying notes are integral part of these
                       consolidated financial statements.


                                                EMB CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                        FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                               PREFERRED STOCK                COMMON STOCK             ADDITIONAL
                                                         ---------------------------   --------------------------       PAID-IN-
                                                            SHARES         AMOUNT         SHARES         AMOUNT         CAPITAL
                                                         ------------   ------------   ------------   ------------    ------------

Balance September 30, 1999                                       --     $       --        5,000,000   $    170,997    $  2,280,179
Net loss for the year ended 9/30/99                              --             --             --             --              --
Realized Gain                                                    --             --             --             --              --
Contribution, Cash                                               --             --             --             --           111,000
Reclassification to Note Payable                                 --             --             --             --          (400,000)
Contribution of Note Receivable                                  --             --             --             --           550,000
Contribution of Stock                                            --             --             --             --         1,034,915
                                                         ------------   ------------   ------------   ------------    ------------
Balance September 30. 2000                                       --             --        5,000,000        170,997       3,576,094
Return of assets to a shareholder upon reprganization:
    Note Receivable                                              --             --             --         (550,000)           --
    Investment in Genesisintermedia                              --             --             --       (1,893,750)           --
Note Payables adjustment as a part of reorganization             --             --             --          400,000            --
Restatement of common stock due to
    reorganization (See Note 17)                            2,500,000        235,000     11,706,944      4,706,738      (3,576,094)
Net income for the year ended 9/30/00                            --             --             --             --              --
                                                         ------------   ------------   ------------   ------------    ------------
Balance September 30, 2001                                       --     $    235,000     16,706,944   $  2,833,985    $       --
                                                         ============   ============   ============   ============    ============

Table continues below:
----------------------

                                                                                TREASURY STOCK             TOTAL
                                                           RETAINED      ---------------------------    STOCKHOLDERS'
                                                           EARNINGS         SHARES         AMOUNT          EQUITY
                                                         ------------    ------------   ------------    ------------

Balance September 30, 1999                               $ (1,558,454)           --     $       --      $    892,722
Net loss for the year ended 9/30/99                           (16,055)           --             --           (16,055)
Realized Gain                                                    --              --             --              --
Contribution, Cash                                               --              --             --           111,000
Reclassification to Note Payable                                 --              --             --          (400,000)
Contribution of Note Receivable                                  --              --             --           550,000
Contribution of Stock                                            --              --             --         1,034,915
                                                         ------------    ------------   ------------    ------------
Balance September 30. 2000                                 (1,574,509)           --             --         2,172,582
Return of assets to a shareholder upon reprganization:
    Note Receivable                                              --              --             --          (550,000)
    Investment in Genesisintermedia                              --              --             --        (1,893,750)
Note Payables adjustment as a part of reorganization             --              --             --           400,000
Restatement of common stock due to
    reorganization (See Note 17)                           (9,889,368)      2,500,000       (235,000)     (8,758,724)
Net income for the year ended 9/30/00                         265,327            --             --           265,327
                                                         ------------    ------------   ------------    ------------
Balance September 30, 2001                               $(11,198,550)      2,500,000   $   (235,000)   $ (8,364,565)
                                                         ============    ============   ============    ============


                     The accompanying notes are integral part of these consolidated financial statements.


                                   EMB CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                  2001            2000
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net profit (loss)                                                     $    265,327    $    (16,055)
        Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
            Depreciation                                                            99,288          90,080
            (Increase) Decrease in accounts receivable                            (187,593)        169,708
            (Increase) Decrease in loans held for sale                         (21,236,400)     (2,641,759)
            (Increase) Decrease in restricted assets                               (21,970)           --
            Increase in accounts payable                                           251,522        (363,135)
            Increase in income taxes payable                                        12,648            --
            Increase in other payables                                              81,640        (145,587)
            Increase in warehouse credit line                                   21,236,400       2,641,759
                                                                              ------------    ------------
        Net cash flows provided by (used in) operating activities                  500,862        (264,989)
                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Decrease in Securities investment                                         --           151,701
            Cash received from acquisition of business                              97,032            --
            Purchase of property and equipment                                        --           (20,983)
            Decrease in other investments                                             --            36,862
                                                                              ------------    ------------
        Net cash provided by investing activities                                   97,032         167,580
                                                                              ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES
            Cash contributed to equity                                                --           111,000
            Principal paid on note payable                                         (80,477)        (49,771)
                                                                              ------------    ------------
        Net cash used in financing activities                                      (80,477)         61,229
                                                                              ------------    ------------
NET INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS                                  517,417         (36,180)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                          61,519          97,699
                                                                              ------------    ------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                                       $    578,936    $     61,519
                                                                              ============    ============

Interest Paid                                                                 $  2,729,615    $  1,041,548
                                                                              ============    ============
Income Taxes Paid                                                             $       --      $       --
                                                                              ============    ============
Non-Cash Items:

     Note receivable, acquired                                                $       --      $    550,000
                                                                              ============    ============
     Contribution of stock, addition                                          $       --      $  1,034,915
                                                                              ============    ============
     Issuance of preferred stock, as treasury stock                           $    235,000    $       --
                                                                              ============    ============
     Return of note receivable to a shareholder on acquisition                $   (550,000)   $       --
                                                                              ============    ============
     Return of investment to a shareholder on acquisition                     $ (1,893,750)   $       --
                                                                              ============    ============
     Adjustment of note payable on acquisition                                $    400,000    $       --
                                                                              ============    ============


           The accompanying notes are integral part of these consolidated financial statements.

                                                F-5

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Nature of Operation

EMB Corporation (formerly called Pacific International, Inc.) (EMB) was incorporated under the laws of the State of Hawaii on May 5, 1960. Effective December 16, 1995, EMB acquired the net assets of Sterling Alliance Group, Ltd. ("SAG") which included 100% ownership in Electronic Mortgage Banc, Ltd. ("EMB Mortgage") and certain land held for sale in Monterey County, California. EMB was inactive at the time of the acquisition. For financial statement purposes, the transaction was recorded as a recapitalization of SAG.

In fiscal 1998, EMB expanded its mortgage banking operations through its acquisitions of Investment Consultants, Inc. ("ICI") and Preferred Holding Group, Inc. ("PHG"). In fiscal 1999, EMB ceased its mortgage banking operations of EMB Mortgage and divested itself of the assets of ICI and PHG due to an economic downturn in the mortgage banking industry. In May 1999, EMB began slowly to recommence its mortgage banking operations through acquisitions of American Residential Funding ("AMRES") and Residential Mortgage Corporation ("RMC").

On January 12, 2000, EMB's Board of Directors adopted a plan to discontinue the operations of its mortgage banking activities. On February 22, 2000, EMB sold its interest in RMC to another mortgage banking entity, through the cancellation of 40,000 shares of EMB's common stock. A loss of $569,000 resulted from the exchange. On April 12, 2000, EMB consummated an Amended and Restated Purchase Agreement with e-Net Financial.com Corporation ("e-Net") to sell all of the outstanding stock currently held by EMB of AMRES for $11.5 million in cash and stock. EMB recorded a gain of $9.04 million in connection with the sale.

On February 14, 2000, the EMB acquired Titus Real Estate Corp. ("Titus Real Estate") for $110,500 as an entry into oil and gas operations. In September 2000, the parties rescinded the transaction.

On June 24, 2000, EMB entered into an asset purchase agreement with Cyrus Ltd. ("Cyrus") to acquire rights to operate two natural gas processing plants in Texas, through a newly formed subsidiary, Global Energy Reserves, Inc. In connection with this agreement, EMB issued 2,500,000 shares of common stock. Due to unforeseen circumstances, the parties were unable to close the transaction, and the 2,500,000 shares were returned to EMB.

Pursuant to a Purchase Agreement dated July 23, 2001, EMB acquired all of the issued and outstanding shares of Saddleback Investment Services, Inc., a California corporation ("SB") from William R. Parker ("Mr. Parker"), its sole shareholder. SB was incorporated on November 9, 1992 under the laws of the State of California. SB operates under a DBA American National Mortgage. SB assists third parties in obtaining long term trust deed (mortgage) financing. SB is subject to the laws and regulations issued by HUD and other regulatory agencies. Saddleback, presently doing business as American National Mortgage ("American National") is a mortgage broker and banking entity with its principal office located in Santa Ana, California. American National was formed in November 1992 (see note 17).

Pursuant to a Purchase Agreement dated September 30, 2001, EMB acquired all of the issued and outstanding shares of First Guaranty Financial Corporation, a California corporation ("FG") from FGFC Holdings, Inc., a California corporation ("FGFC Holdings"), its sole shareholder. FG was organized June 13, 1988. First Guaranty is a mortgage banking entity with its principal office located in Santa Ana, California. First Guaranty was formed in June 1988 and operated solely as a wholesale mortgage banker until June 1998. At that time, the management of First Guaranty determined that it should expand its operations to include retail

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


operations, as well. First Guaranty's current operations include loans generated as retail mortgage business with the loans being originated by in-house loan officers, and also loans generated through wholesale lending operations with the loans being originated by independent mortgage brokers and submitted to First Guaranty for funding. FG is subject to the laws and regulations issued by HUD and other regulatory agencies. For accounting purposes, the transaction would be treated as a recapitalization of FG with the FG as the accounting acquirer (reverse acquisition), and would be accounted for in a manner similar to a pooling of interests (see note 17).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EMB and its 100% wholly owned subsidiaries, FG and SB (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of FG (on September 30, 2001) has been accounted for as a purchase and treated as a reverse acquisition since the former owners of FG became the largest and controlling shareholder of EMB immediately following the acquisition. The balance sheet includes balance sheets of EMB, FG and SB while the statements of operation, shareholders equity and cashflows include only FG's statements since the reverse acquisition took place on the last day of the year.

Change in reporting entity

The accompanying financial statements in the accounts of FG for the periods presented as a result of the reverse acquisition of EMB on September 30, 2001. The operations of EMB and SB are included in operations from the dates of acquisition. The consolidated entity is refereed to herein as EMB Corporation and subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.

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

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Stock-based compensation

The Company has adopted the disclosure provisions only of SFAS 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Comprehensive income

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

Reporting segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Revenue

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. The management of the Company believes its revenue recognition policies are in accordance with the relevant accounting pronouncements. In that regard, commissions generated from brokering loans are recognized at the date of close. Notary services related revenue is recognized when the services are performed. Loan origination fees are deferred. Upon the sale of loans to third parties without recourse, such deferred fees are recorded as income.

Advertising

The Company expenses advertising costs as incurred.

Accounts Receivable

No allowance for un-collectible accounts has been provided. Management has evaluated the accounts and believes they are all collectible.

Loans held for sale

Loans held for sale are recorded at the lower of cost or market. Loan origination fee and related direct cost to originate the loans for loans held for sale are capitalized as part of the carrying amount of loans held for sale.

Regulatory capital requirement and restricted cash

As an approved HUD non-supervised lender, the Company is subject to adjusted capital requirements of $1,000,000 and minimum liquidity requirements of $100,000. The cash reserved of such requirements is restricted.

Property & equipment

Property & equipment is depreciated, using the straight-line method, over estimated useful lives of five to seven years. Depreciation expense for the fiscal year ended September 30, 2001 was $99,288 compared to $90,080 for the fiscal year ended September 30, 2000. Property and equipment consist of following at September 30, 2001:

                     Furniture & fixture        $  72,211
                     Computer & software          274,749
                     Office equipment              56,053
                     Accumulated depreciation    (272,893)
                                                ---------
                                                $ 130,120
                                                =========

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Contingent rights

The Company has entered into certain loan repurchase agreements with the lenders to which they sell mortgage loans. If the borrowers of these loans fail to make payments or irregularities are noted, the Company may be required to repurchase these loans.

Market Risk

The Company is involved in the real estate loan market. The fluctuations of the interest rates or other market condition within the real estate loan market may have a significant effect on the volume and the profitability of business of the Company. Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period's presentation. These reclassifications have no effect on the previously reported income (loss).

Recent Pronouncements:

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $11,198,550. The Company's total liabilities exceed its total assets by $8,364,565. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet it dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. In that regard, the Company had a reverse acquisition with FG on September 30, 2001. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

4. LOANS HELD FOR SALE

The Company held conventional uninsured mortgages totaling $40,516,386 as of September 30, 2001. These loans were originated by FG and SB with various interest rates ranging from 7-13%, per annum. The warehouse line of credit (note
9) is collateralized by the Company's loans held for sale.

5. GLOBAL SETTLEMENT, NOTE RECEIVABLE AND NOTE PAYABLE

On June 26, 2001, EMB entered into a Settlement Agreement with e-Net Financial.Com Corporation ("e-Net"), AMRES Holding LLC ("AMRES Holding"), Vincent Rinehart ("Rinehart") (AMRES Holding and Rinehart being collectively, the "Rinehart Parties"), and Williams de Broe ("WdB"). This Settlement Agreement represented a "global" settlement by the parties involved with respect to various claims or obligations asserted by one or more parties against one or more parties. The resolutions of this agreement include the following: (a) e-Net issued 1.5 million shares of its restricted common stock to EMB; (b) e-Net issued 3.0 million shares of its common stock to WdB in exchange for cancellation of its purported guarantee of an obligation of EMB due WdB in the amount of $657,349; (c) EMB credited e-Net with the sum of $424,766 against the e-Net obligation due EMB; (d) EMB assigned to AMRES Holding (subject to

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


allocation among themselves by the Rinehart Parties) $484,446 of the e-Net obligation due EMB, with EMB retaining $303,404 of the e-Net obligation due EMB;
(e) EMB issued to WdB a new promissory note in the principal amount of $348,109, interest at 10% and at 12% if not paid by due date, payable by March 31, 2002;
(f) EMB issued 147,000 shares of its restricted common stock to WdB; and (g) EMB credited e-Net with the sum of $200,000 on the remaining obligation of e-Net due the Company, with the promissory note of such obligation being canceled and a new convertible promissory note in the amount of $103,404 being issued by e-Net to EMB. The note bears an interest rate of 10% per annum. The note has a mandatory conversion into e-Net's common stock on December 15, 2001.

6. EQUITY INVESTMENT

In connection with the sale of its subsidiary to e-Net Financial.com Corporation ("e-Net") in April 2000, EMB received 7,500,000 shares of e-Net's common stock. The investment is accounted under the equity method. On June 26, 2001, EMB received an additional 1,500,000 of e-Net's common stock in connection with the Global agreement (note 5). At September 30, 2001, the Company controlled approximately 21% of the issued and outstanding common stock of e-Net. Since e-Net's financial statements as of October 31, 2001 reflect stockholders' deficit of $156,539, this investment is recorded at zero value as required by the equity method of accounting.

7. ACCRUED EXPENSES

Accrued expenses as of September 30, 2001 consist of the following:

                Litigation reserve                    $1,847,095
                Professional fees                        136,116
                Officers and directors compensation      270,000
                Payroll taxes                            300,000
                Interest payable                          91,150
                Other                                    321,870
                                                      ----------
                                                      $2,966,231
                                                      ==========

8. NET LIABILITIES OF DISCONTINUED OPERATIONS

During the years ended September 30, 2001 and 2000, EMB disposed several of its subsidiaries by selling its interest in those subsidiaries (note 1). The net liabilities of discontinued operations are summarized as follows as of September 30, 2001:


           Current assets                               $    89,920
           Property and equipment, net                      319,490
           Land                                             800,000
           Other assets                                      29,952
           Current liabilities, excluding
             payroll liabilities                         (1,359,618)
           Payroll liabilities                           (3,416,046)
           Notes payable                                 (1,046,455)
                                                        -----------
           Net liabilities of discontinued operations   $(4,582,757)
                                                        ===========


At September 30, 2001, the Company has unpaid federal and state payroll tax liabilities of approximately $3.4 million, including estimated penalties and interest. During fiscal year 1999 and 1998, payroll tax deposits of approximately $1.0 million were not made through the date the Company ceased operations of EMB Mortgage in the first fiscal quarter of 1999. Certain officers may be held personally liable in the event the Company does not satisfy these obligations. Management has engaged legal counsel to effecta settlement of such amounts due.

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

On July 26, 2001, the Company and David Berman closed the transaction whereby the Company sold to Mr. Berman all of the capital stock of Ameritelecon, Inc. for a nominal consideration of $10. Prior to this transaction, Ameritelecon, Inc. had been a wholly owned subsidiary of the Company, with Mr. Berman serving as its President.

9. WAREHOUSE LINE OF CREDIT

FG has entered into a revolving mortgage purchase facilities totaling $50,000,000. This arrangement is used to fund one-to-four family residential first mortgages originated by FG. Prior to funding, FG is required to have written investor commitments. These one-to-four family mortgages also serve as the collateral for the line of credit. Daily interest is charged for each loan outstanding at a rate determined by the agreement and varies from time-to-time. As of September 30, 2001, the outstanding balance was $40,339,934.

SB has a $2,000,000 line of credit. The line bears interest at the prime-lending rate. The line may only be used to fund pre-sold and pre-approved secured real estate loans. The loans are collateral for the warehouse lines. When the loans are purchased by a investor, the warehouse bank is repaid immediately. The loans on warehouse line must be paid off within 60 days of funding.

10. NOTES PAYABLE

The Company has notes payable of $60,000 and 158,640 outstanding on September 30, 2001. The notes are secured by the properties of SB and FG respectively, bear interest rate of 10.5% per annum and are due by September 2004. The current portion of the notes amounts to $66,418. The long-term portion is due by September 2004 with yearly installments of $66,418.

11. NOTES PAYABLE - REALTED PARTIES

Notes payable consist of amounts payable to shareholders. $230,112 is due to the president of the Company. The note is due on April 1, 2002 and bears an interest rate of 7% and 12% if unpaid after due date. The Company has a note payable of $500,000 to former shareholder of FG. The note bears the interest rate of 10% per annum and is due by September 30, 2003. The Company has a note payable of $100,000 to former shareholder of SB. The note bears the interest rate of 6% per annum and is due by March 1, 2003. The notes payable to former shareholders of FG and SB are secured by share capital of respective entities. Interest expense for the related party obligation for the period ended September 30, 2001 was $ 56,443.

12. CONVERTIBLE NOTES PAYABLE

On or about April 10, 2001, the Company issued a 10% convertible note amounting $500,000. The conversion price for the note is the volume-weighted trading average Closing Bid Price during the ten (10) consecutive Trading Days immediately preceding the Conversion Date. Interest is payable at maturity, or upon conversion of the note, at 10% per annum. During fiscal year 2000, the Company accrued interest of $24,312 on the note.

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


13. SHAREHOLDERS EQUITY

Common stock:

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

During the year ended September 30, 2001, the Company issued 5,000,000 shares to an entity owned by the President of the company in exchange of settlement of debt owed by the EMB amounting $600,000. The exchange of shares was valued at prevailing market rate of the shares of the Company.

Preferred stock:

All shares of Common Stock shall be of junior rank to all Preferred Shares in respect to the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Company. Preferred stock is convertible into common stock of no par value at a conversion rate of 100%. Mandatory Conversion: At any time or times on or after the Issuance Date, any Holder of Preferred Shares shall be entitled to convert any whole number of Preferred Shares into fully paid and non-assessable shares of Common Stock. If any Preferred Shares remain outstanding on the Mandatory Conversion Date, such Preferred Shares shall be converted at the Conversion Rate as of such date. Preferred Stock have dividend rights subject to a declaration thereof by the Company's Board of Directors, whereby each holder (a "Holder" and, collectively, the "Holders") of the Preferred Shares shall be entitled to a dividend (individually, a "Dividend"; collectively, the "Dividends") at a rate determined by the Company's Board of Directors on a pari-passu basis with the holders of Common Shares and other classes of preferred shares of the Company, except for those holders of any class of preferred shares which have a preference with respect to the right to receive dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Holders of the Preferred Shares shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the "Liquidation Funds"), before any amount shall be paid to the holders of any of the capital stock of the Company of any class junior in rank to the Preferred Shares in respect of the preferences as to the distributions and payments on the liquidation, dissolution and winding up of the Company, an amount per Preferred Share equal to $1.00 and any accrued but unpaid Dividends (such sum being referred to as the "Liquidation Preference"); provided that, if the Liquidation Funds are insufficient to pay the full amount due to the Holders of Preferred Shares, each Holder of Preferred Shares shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder as a liquidation preference. Until all of the Preferred Shares have been converted as provided herein, the Company shall not, directly or indirectly, redeem, or declare or pay any cash dividend or distribution on, its Common Stock without the prior express written consent of the Holders of not less than three-fifths (3/5) of the then outstanding Preferred Shares. Holders of Preferred Shares shall have no voting rights, except as required by law, including but not limited to, the Hawaii Business Corporation Act, and as expressly provided in this Certificate of Designation.

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The Company issued 5,500,000 shares of common stock and 2,500,000 shares of series E preferred stock for the acquisition of FG and SB (see note 17).

14. INCOME TAXES

At September 30, 2000, EMB has net deferred tax assets of approximately $14,500,000 comprised primarily of its net operating loss carryforward. Based on the Company's assessment of future realizability of deferred tax assets, a valuation allowance has been provided, as it is more likely than not that sufficient taxable income will not be generated to realize certain temporary differences.

EMB's provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

FG's provision of taxes is consist of the following:

                             Federal      $ 93,211
                             State          26,058
                                          --------
                                           119,269
                             Tax credit    106,621
                                          --------
                                          $ 12,648
                                          ========

FG had a net operating loss carryover from prior years, of $1,211,573 and a capital loss carryover of $86,426 which could be applied against future capital gains. FG elected to forgo any loss carry-back and will apply the losses to future years. FG's total deferred tax asset at September 30, 2001 is as follows:

                   Tax benefit of net operating
                          loss carry forward      $ 420,000
                   Valuation allowance             (420,000)
                                                  ---------
                                                  $    --
                                                  =========

The valuation allowance decreased to $420,000 from $527,000 during the year ended September 30, 2001. It is reasonably possible that the FG's estimate of the valuation allowance will change. Differences between financial statement and tax losses in both the years consisted primarily of depreciation and was not very significant. The net operating loss carry forward may be used to reduce taxable income through the year 2015. Net operating loss for carry forwards for the State of California are generally available to reduce taxable income through the year 2005. The availability of the FG's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the FG's stock.

15. COMMITMENT

The Company has leased a facility in Santa Ana, California through July 25, 2005. The monthly rental ranges from $12,000 to $13,000 per month. The Company has sub-leased a portion of the facility through July 25, 2002 at $7,337 per month. Following is the net-commitment schedule for the year ended September 30:

                2002                       $  55,200
                2003                         111,041
                2004                         184,411
                2005                         153,676
                                           ---------
                Total                      $ 504,328
                                           =========

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The Company has a consulting agreement with a consulting Company to receive consulting services in computer and Internet technologies matter. The term of the agreement is through July 31, 2002. Under the agreement the Company will issue 640,000 share of its common stock to the consulting Company valued at $54,000. Through September 30, 2001, the Company has issued 460,000 shares to the consulting company.

The Company has a consulting agreement with a consulting Company to receive consulting services in strategic planning and identification of possible acquisition candidate. The term of the agreement is through July 15, 2004. Under the agreement the Company will issue share of its common stock to the consulting Company valued at $1,000,000. Through September 30, 2001, the Company has issued 600,000 shares to the consulting company valued at $130,000 under the agreement.

The Company has a consulting agreement with a consulting Company to receive consulting services in assembling and managing the operations of various mortgage-lending entities. The term of the agreement is through July 15, 2004. Under the agreement the Company will issue share of its common stock to the consulting Company valued at $1,500,000. Through September 30, 2001, the Company has issued 800,000 shares to the consulting company valued at $225,000 under the agreement.

During the year ended September 30, 2001, the Company entered into various other consulting agreements and issued a total of 900,000 shares of restricted common stock to various consultants valued at $75,000.

16. LITIGATION

On or about November 17, 1998, the Company entered into a Stipulated Judgment in the matter of Yamaichi International (America) Inc., vs. EMB Corporation, USDC, Southern District of New York, Case No. 98-7152 (DLC). The lawsuit arose out of the obligation of the Company to pay rent for its branch corporate office in New York City. The total amount of the judgment was $186,000. As of June 30, 2001, the Company has paid approximately $7,100 toward the judgment. The outstanding balance of the judgment has been accrued and reflected in the consolidated financial statements.

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

The Company has also initiated a lawsuit against Mr. Brick, his wife, Florence
M. Brick, and their company, FMB Mortgage Corporation, in a matter entitled EMB Corporation and EMB Mortgage Corporation vs. Joseph K. Brick, Florence M. Brick, FMB Mortgage Corporation and Does 1 through 10, Superior Court of the State of California, County of Orange, Case No.00CC08083, filed August 7, 2000. In this litigation, the Company and its former subsidiary, EMB Mortgage Corporation, alleged that Mr. Brick breached the Separation, Asset Purchase Agreement and Release entered into by and between the Company and Mr. Brick by failing to indemnify the Company against losses incurred by the Company resulting from operations of the Company's Daytona Beach, Florida office (the "Daytona Office")

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


which was managed by Mr. and Mrs. Brick. The Company further alleged negligence Mr. and Mrs. Brick in their management of the Company's Daytona Office and fraud and conversion against Mr. and Mrs. Brick, together with FMB Mortgage, Inc. (the company which they formed to carry on the business of the Daytona Office), concerning tax reporting by FMB Mortgage, Inc. The Company and EMB Mortgage Corporation have agreed, between themselves, that the Company will bear all expenses of litigation, including attorney's fees and associated costs, and will be entitled to the entire judgment, if any, obtained against the defendants herein. The Company has accrued $1,300,000 in the consolidated financial statements to cover any potential loss in the future.

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

Both the convertible note for $500,000 plus accrued interest through September 30, 2001 have been recorded by the Company to cover this debt.

The Company and Deposit Guaranty Mortgage Company ("DGMC") were engaged in litigation in a matter entitled CarrAmerica Realty, L.P., vs. Deposit Guaranty Mortgage Company, District Court of Dallas County, Texas, 68th Judicial District, Case No. DV99-01262-C, filed October 19, 1999, in which the Company is named as a Third Party for indemnification of DGMC for rent allegedly owed for the Company's former office in Dallas, Texas. The Company and DGMC stipulated to judgment against the Company and in favor of DGMC in the amount of $30,000. No part of this judgment has been paid. The Company has accrued $30,000 in the financial statements to cover the judgment.

On January 3, 2001, the Company was sued in the lawsuit styled, FirstBank of Aurora vs. Investment Consulting Inc., Jane and/or John Does 1-100 and EMB Corporation, Denver Colorado District Court Number 01CV0018. Plaintiff seeks damages in the amount of $29,878.13 in respect of its allegation that the Company's bank account was overdrawn by such amount. In addition, Plaintiff seeks interest on such amount, and its costs and attorneys' fees. The Company was served on January 21, 2001. The Company believes the allegations raised in the Complaint to be without merit. However, as of this date, no responsive pleading has been filed. The Company has accrued $30,000 in the financial statements to cover the litigation.

The Company and Great West Life & Annuity Insurance Company ("Great West") were engaged in litigation in the matter styled, Great West Life & Annuity Insurance Company v. EMB Corporation, Superior Court of the State of California, County of Orange, Case No. 00CC2472. In this litigation, Great West alleged that the Company owed moneys for premiums for medical insurance coverage provided by Great West to the Company and its former employees through the period ended December 31, 1998. The Company and Great West stipulated to judgment against the Company and in favor of Great West in the amount of $42,648.48. No part of this judgment has been paid. The Company has accrued $43,000 to cover the judgment.

The Company and Donald Egan were engaged in litigation in the matter entitled Donald Egan vs. EMB Corporation, et al, District Court, Denver County, Colorado, Case No. 99CV-000736 Division 1. In this litigation, the Plaintiff alleged that the Company owed moneys on an outstanding promissory note. On June 3, 1999, a Court judgment was entered against the Company in the amount of $174,136.50. The

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


current balance on the judgment with accrued interest after credits for payments on behalf of the Company is $79,065.62. On November 12, 2001 the Company and Donald Egan entered into a General Release and Settlement Agreement whereby, as full satisfaction of the judgment, the Company assigned to Mr. Egan all of its interest in 1,500,000 shares of common stock of e-net that the Company had acquired in the "Global Settlement" Agreement by and between the Company, e-Net and other parties. See Part I, Item 1, "Description of Business" for a complete description of the "Global Settlement" Agreement. The Company has accrued $79,000 to cover the settlement.

EMB Mortgage Corporation and Impac Funding Corporation are engaged in litigation, Impac Funding Corporation vs. EMB Mortgage Corporation, et al., Superior Court, County of Monterey, and Case No. M50028, filed on August 1, 2000. This is a judicial foreclosure action, wherein Impac is seeking to foreclose the Monterrey, California, real property owned by EMB Mortgage Corporation. The obligation arises out of a promissory note secured by deed of trust for moneys alleged owed to the plaintiff by EMB Mortgage Corporation for loans required to be repurchased by EMB Mortgage Corporation or other alleged defaults by EMB Mortgage Corporation of the various agreements with Impac concerning the funding and purchase of loans by Impac on behalf of EMB Mortgage Corporation. The Company and EMB Mortgage Corporation have agreed that the Company will bear all expenses of litigation, including attorney's fees and associated costs at its sole option, elect to assist EMB Mortgage Corporation in reaching a resolution of the pending legal action. On or about October 4, 2001, EMB Mortgage Corporation entered into a settlement agreement with Impac Funding Corporation whereby the term of the promissory note was extended for one year, with several interim payments. It was further agreed, and the Company concurred, that, at the extended date of the note, the Company would issue shares of its common stock to Impac Funding Corporation equivalent in value to the unpaid balance of the note. The Settlement Agreement also provides that the Company issue to Impac Funding Corporation a five-year warrant for the purchase of up to 100,000 shares of the Company's common stock at a price of $0.0563 per share.

On August 30, 2001, First Guaranty was sued in a lawsuit styled NFC Consultants, Inc., HomeZipr Corp. Vs. First Guaranty Financial Corporation, et al, Superior Court of California, County of Orange, Case No. 01CC1121. This lawsuit alleges moneys owed by First Guaranty or other defendants arising out of a purported consulting agreement whereby First Guaranty would receive retail mortgage leads from one of the plaintiffs. The lawsuit also alleges that First Guaranty and other defendants retained certain personal property of the one of the plaintiffs arising out of the termination of a sublease of premises unrelated to First Guaranty. The Company believes the allegations raised in the Complaint to be without merit and has filed a Demurrer to the action. A Court hearing on the Demurrer is presently scheduled.

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

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The Company, and its subsidiaries, might be engaged in other legal proceedings which are ordinary in normal course of business. In the opinion of management, the amount of ultimate liability with respect to those proceedings, if any, will not be material to the Company's financial position or results of operations.

17. ACQUISITIONS

Pursuant to a Purchase Agreement dated July 23, 2001, the Company, on July 24, 2001, closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Saddleback Investment Services, Inc., a California corporation ("Saddleback") from William R. Parker ("Mr. Parker"), its sole shareholder. In exchange for the shares of Saddleback, the Company issued 500,000 of its restricted common stock to Mr. Parker and delivered to Mr. Parker, the Company's secured promissory note payable to Mr. Parker in the initial principal amount of $100,000, bearing interest at the rate of six percent (6%) per annum. The Company has secured its promissory obligation with the shares of Saddleback acquired by the Company in this transaction. In addition, the Company issued to SB 500,000 shares of the Company's restricted Series E Convertible Preferred Stock in exchange for 100,000 shares of SB's restricted Series A Convertible Preferred Stock.

Pursuant to a Purchase Agreement dated September 30, 2001, the Company acquired all of the issued and outstanding shares of capital stock of First Guaranty Financial Corporation, a California corporation ("FG") from FGFC Holdings, Inc., a California corporation ("FGFC Holdings"), its sole shareholder. In exchange for all of the shares of common stock of FG, the Company issued 5,000,000 shares of its restricted common stock to FGFC Holdings and delivered to FGFC Holdings the Company's secured two-year promissory payable to FGFC Holdings in the initial principal amount of $500,000, bearing interest at the rate of ten percent (10%) per annum. In addition, the Company issued to FG 2,000,000 million shares of the Company's restricted Series E Convertible Preferred Stock in exchange for 100,000 shares of First Guaranty's restricted Series A Convertible Preferred Stock. As a part of the transaction, FG returned to a former shareholder, a note receivable amounting $550,000 and investments in marketable securities amounting $1,893,750. The return of such assets have been treated as a part of the acquisition. The Purchase Agreement also provides that Rodney K. Thompson, who presently serves as a Director and President of First Guaranty, and is also a Director and President of FGFC Holdings, Inc., is to be named to the Board of Directors of the Company.

For accounting purposes, the transaction would be treated as a recapitalization of FG, with the FG as the accounting acquirer (reverse acquisition), and would be accounted for in a manner similar to a pooling of interests. The operations of the Company is those of FG for the years ended September 30, 2001 and 2000. The operations of the combined entity has been merged since September 30, 2001, the date of the acquisition. The consolidated balance sheet reflects position of the combined companies at September 30, 2001.

                           INDEPENDENT AUDITORS REPORT


Board of Directors
Saddleback Investment Services, Inc., dba American National Mortgage
Santa Ana, CA

We have audited the accompanying balance sheet of Saddleback Investment Services, Inc. dba American National Mortgage as of October 31, 2001 and the related statements of income, retained earnings, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted the audit in accordance with Generally Accepted Auditing Standards accepted in the United States of American and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saddleback Investment Services, Inc. dba American National Mortgage at October 31, 2001, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated November 7, 2001 on our consideration of the Company's internal controls and a report dated November 7, 2001 on its compliance with specific requirements applicable to major HUD programs. Those reports are an integral part of an audit performed in accordance with Government Audit Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion of the basic financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Briglio & Cheung
--------------------
BRIGILIO & CHEUNG
Matthew Briglio - Audit Partner
Alhambra, California
November 7, 2001