Form 10KSB40/A
period 2001-09-30
EMB CORP
filed 2002-02-19
CIK 1017797

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

Commission File Number: 1-11883

                                 EMB CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

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

                                     PART II

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

Results of Operations

REVENUES

     Revenues increased by $5,435,127, or 142%, to $9,253,502 for the year ended September 30, 2001, compared to $3,818,375 for the year ended September 30, 2000. The growth in revenues is primarily attributable to the expansion and growth of First Guaranty's mortgage lending operations. First Guaranty, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. First Guaranty benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business.

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

     Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. Because the Company has incurred significant losses from operations in the years prior to the acquisition of First Guaranty and American National, it has an accumulated deficit of $7,134,276 with total liabilities exceeding total assets by $5,292,375. As a result it will require additional financing to meet its cash requirements. Our auditors included an explanatory paragraph in their report raising substantial doubt about its ability to continue as a going concern. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow and generate positive cash flow, as well as the ability to obtain additional services for common stock or other non-cash consideration.

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

                                    PART III

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)  Exhibits:

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

         10.10 Amended and Restated Purchase Agreement, dated September 21, 2001, by and between the Company, William R. Parker and Saddleback Investment Services, Inc., which was filed with the Securities and Exchange Commission on January 14, 2002, as
                  Exhibit 10.10 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference.

         10.11 Secured Promissory Note of EMB Corporation dated July 24, 2001, which was filed with the Securities and Exchange Commission on August 8, 2001, as Exhibit 10.11 to the Company's Current Report on Form 8-K dated July 23, 2001, is hereby incorporated by this reference.

         10.12 Amended and Restated Security Agreement, dated September 21, 2001, by and between EMB Corporation and William R. Parker, which was filed with the Securities and Exchange Commission on January 14, 2002, as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference.

         10.13 Amended and Restated Collateral Agent Agreement, dated September 21, 2001, by and among EMB Corporation, William R. Parker and the Collateral Agent, which was filed with the Securities and Exchange Commission on January 14, 2002, as
                  Exhibit 10.13 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference.

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

         21.1 Description of the subsidiaries of the Registrant, which was filed with the Securities and Exchange Commission on January 14, 2002, as Exhibit 21.1 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference.

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

         99.4 Certificate of Amendment of Articles of Incorporation of Saddleback Investment Services, Inc., dated September 14, 2001, filed with the California Secretary of State on September 20, 2001, which was filed with the Securities and Exchange Commission on January 14, 2002, as Exhibit 99.4 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference.

         99.5 Certificate of Determination of Rights, Privileges, Preferences and Restrictions of Series A Convertible Preferred Stock of Saddleback Investment Services, Inc., dated September 17, 2001, filed with the California Secretary of State on September 21, 2001, which was filed with the Securities and Exchange Commission on January 14, 2002, as Exhibit 99.5 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference.


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

Date:  February 19, 2002


/s/ James E. Shipley                           /s/ William R. Parker
--------------------------------------         ---------------------
James E. Shipley                               William R. Parker
Director, President, Acting Secretary,         Director
and Acting Principal Financial
and Chief Accounting Officer


/s/ Rodney K. Thompson
--------------------------------------
Rodney K. Thompson
Director

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

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $$7,134,276 and excess of total liabilities over total assets of $5,292,375 on September 30, 2001. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 3, 8, 18, the Company restated the financial statements referred to above.


/s/ KABANI & COMPANY, INC.
--------------------------
KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
December 12, 2001, except for Notes 3, 8 and 18, as to which the date is February 15, 2002.



                          EMB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET - RESTATED
                                 SEPTEMBER 30, 2001

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
                                                                        ------------
                                                                        $ 42,184,856
                                                                        ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------

Current liabilities:
     Accounts payable                                                        487,186
     Accrued expenses                                                      2,966,231
     Net liabilities of discontinued operations                            1,510,567
     Current portion of long term debt                                        66,418
     Notes payable - global settlement                                       448,109
     Notes payable related parties                                           830,112
     Convertible notes payable                                               500,000
     Warehouse credit line                                                40,516,386
                                                                        ------------
                  Total current liabilities                               47,325,009
                                                                        ------------
Long term debt:
     Note payable - long term                                                152,222

Stockholders' deficit:
     Common stock, no par value; 30,000,000 shares authorized,             1,841,901
           16,706,944 shares issued and outstanding
     Preferred convertible shares Series E , no par value; 3,000,000         235,000
           shares authorized; 2,500,000 shares issued and outstanding
     Treasury stock, preferred convertible shares                           (235,000)
     Accumulated deficit                                                  (7,134,276)
                                                                        ------------
                  Total stockholders' deficit                             (5,292,375)
                                                                        ------------
                                                                        $ 42,184,856
                                                                        ============


The accompanying notes are integral part of these consolidated financial statements.



                        EMB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                       2001            2000
                                                   ------------    ------------
REVENUES
       Fees and premiums                           $  7,035,083    $  3,346,320
       Interest income                                1,870,735         270,256
       Other income                                     347,684         201,799
                                                   ------------    ------------
                 Total Revenue                        9,253,502       3,818,375
                                                   ------------    ------------
OPERATING EXPENSES
       Salaries and wages                             1,961,234         935,304
       Interest and fees                              2,723,615       1,041,548
       Commissions                                    1,451,840         508,116
       Other general and administrative expenses      2,838,838       1,414,737
                                                   ------------    ------------
                 Total Operating Expenses             8,975,527       3,899,705
                                                   ------------    ------------
 INCOME (LOSS) FROM OPERATIONS                     $    277,975    $    (81,330)
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
       Gain on sale of securities                          --            65,275
NET INCOME BEFORE INCOME TAX                            277,975         (16,055)
PROVISION FOR INCOME TAX                                 12,648            --
                                                   ------------    ------------
NET INCOME (LOSS)                                  $    265,327    $    (16,055)
                                                   ============    ============

BASIC WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                          8,490,952       5,000,000
                                                   ============    ============

BASIC NET INCOME (LOSS) PER SHARE                  $       0.03    $      0.000
                                                   ============    ============

DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                         11,490,952       5,000,000
                                                   ============    ============

DILUTED AND DILUTED NET INCOME (LOSS) PER SHARE    $       0.02    $      0.000
                                                   ============    ============


               The accompanying notes are integral part of these
                       consolidated financial statements.


                                      EMB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) - RESTATED
                               FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                             PREFERRED STOCK               COMMON STOCK
                                        -------------------------   -------------------------
                                          SHARES         AMOUNT        SHARES       AMOUNT
                                        -----------   -----------   -----------   -----------

Balance September 30, 1999                     --     $      --       5,000,000   $   170,997
Net loss for the year ended 9/30/99            --            --            --            --
Realized Gain                                  --            --            --            --
Contribution, Cash                             --            --            --            --
Reclassification to Note Payable               --            --            --            --
Contribution of Note Receivable                --            --            --            --
Contribution of Stock                          --            --            --            --
                                        -----------   -----------   -----------   -----------
Balance September 30. 2000                     --            --       5,000,000       170,997
Return of assets to a shareholder
 upon reprganization:
   Note Receivable                             --            --            --        (550,000)
   Investment in Genesisintermedia             --            --            --      (1,893,750)
Note Payables adjustment as a part
 of reo-ganization                             --            --            --         400,000
Restatement of common stock due to             --            --            --            --
   reorganization (See Note 17)           2,500,000       235,000    11,706,944     3,714,654
Net income for the year ended 9/30/00          --            --            --            --
                                        -----------   -----------   -----------   -----------
Balance September 30, 2001                2,500,000   $   235,000    16,706,944   $ 1,841,901
                                        ===========   ===========   ===========   ===========

Table continues below.

                                        ADDITIONAL                         TREASURY STOCK             Total
                                         PAID-IN-      ACCUMULATED    -------------------------   Stockholders'
                                          CAPITAL        DEFICIT        SHARES        AMOUNT     Equity (deficit)
                                        -----------    -----------    -----------   -----------  ---------------

Balance September 30, 1999              $ 2,280,179    $(1,558,454)          --            --      $   892,722
Net loss for the year ended 9/30/99            --          (16,055)          --            --          (16,055)
Realized Gain                                  --             --             --            --             --
Contribution, Cash                          111,000           --             --            --          111,000
Reclassification to Note Payable           (400,000)          --             --            --         (400,000)
Contribution of Note Receivable             550,000           --             --            --          550,000
Contribution of Stock                     1,034,915           --             --            --        1,034,915
                                        -----------    -----------    -----------   -----------    -----------
Balance September 30. 2000                3,576,094     (1,574,509)          --            --        2,172,582
Return of assets to a shareholder
 upon reprganization:
   Note Receivable                             --             --             --            --         (550,000)
   Investment in Genesisintermedia             --             --             --            --       (1,893,750)
Note Payables adjustment as a part
 of reo-ganization                             --             --             --            --          400,000
Restatement of common stock due to             --             --             --            --             --
   reorganization (See Note 17)          (3,576,094)    (5,825,094)     2,500,000      (235,000)    (5,686,534)
Net income for the year ended 9/30/00          --          265,327           --            --          265,327
                                        -----------    -----------    -----------   -----------    -----------
Balance September 30, 2001              $      --      $(7,134,276)     2,500,000   $  (235,000)    (5,292,375)
                                        ===========    ===========    ===========   ===========    ===========


            The accompanying notes are integral part of these consolidated financial statements.



                                EMB CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                        2001            2000
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                           $    265,327    $    (16,055)
        Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
            Depreciation                                                  99,288          90,080
            (Increase) Decrease in accounts receivable                  (187,593)        169,708
            (Increase) Decrease in loans held for sale               (21,236,400)     (2,641,759)
            (Increase) Decrease in restricted assets                     (21,970)           --
            Increase in accounts payable                                 251,522        (363,135)
            Increase in income taxes payable                              12,648            --
            Increase in other payables                                    81,640        (145,587)
            Increase in warehouse credit line                         21,236,400       2,641,759
                                                                    ------------    ------------
        Net cash flows provided by (used in) operating activities        500,862        (264,989)
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Decrease in Securities investment                               --           151,701
            Cash received from acquisition of business                    97,032            --
            Purchase of property and equipment                              --           (20,983)
            Decrease in other investments                                   --            36,862
                                                                    ------------    ------------
        Net cash provided by investing activities                         97,032         167,580
                                                                    ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES
            Cash contributed to equity                                      --           111,000
            Principal paid on note payable                               (80,477)        (49,771)
                                                                    ------------    ------------
        Net cash provided by (used in) financing activities              (80,477)         61,229
                                                                    ------------    ------------
NET INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS                        517,417         (36,180)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                61,519          97,699
                                                                    ------------    ------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                             $    578,936    $     61,519
                                                                    ============    ============

Interest Paid                                                       $  2,729,615    $  1,041,548
                                                                    ============    ============
Income Taxes Paid                                                   $       --      $       --
                                                                    ============    ============
Non-Cash Items:
     Note receivable, acquired                                      $       --      $    550,000
                                                                    ============    ============
     Contribution of stock, addition                                $       --      $  1,034,915
                                                                    ============    ============
     Issuance of preferred stock, as treasury stock                 $    235,000    $       --
                                                                    ============    ============
     Return of note receivable to a shareholder on acquisition      $   (550,000)   $       --
                                                                    ============    ============
     Return of investment to a shareholder on acquisition           $ (1,893,750)   $       --
                                                                    ============    ============
     Adjustment of note payable on acquisition                      $    400,000    $       --
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

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $7,134,276, per the restated financial statements (note 18). The Company's total liabilities exceed its total assets by $5,292,375. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5. GLOBAL SETTLEMENT, NOTE RECEIVABLE AND NOTE PAYABLE

On June 26, 2001, EMB entered into a Settlement Agreement with e-Net Financial.Com Corporation ("e-Net"), AMRES Holding LLC ("AMRES Holding"), Vincent Rinehart ("Rinehart") (AMRES Holding and Rinehart being collectively, the "Rinehart Parties"), and Williams de Broe ("WdB"). This Settlement Agreement represented a "global" settlement by the parties involved with respect to various claims or obligations asserted by one or more parties against one or more parties. The resolutions of this agreement include the following: (a) e-Net issued 1.5 million shares of its restricted common stock to EMB; (b) e-Net issued 3.0 million shares of its common stock to WdB in exchange for cancellation of its purported guarantee of an obligation of EMB due WdB in the

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


amount of $657,349; (c) EMB credited e-Net with the sum of $424,766 against the e-Net obligation due EMB; (d) EMB assigned to AMRES Holding (subject to allocation among themselves by the Rinehart Parties) $484,446 of the e-Net obligation due EMB, with EMB retaining $303,404 of the e-Net obligation due EMB;
(e) EMB issued to WdB a new promissory note in the principal amount of $348,109, interest at 10% and at 12% if not paid by due date, payable by March 31, 2002;
(f) EMB issued 147,000 shares of its restricted common stock to WdB; and (g) EMB credited e-Net with the sum of $200,000 on the remaining obligation of e-Net due the Company, with the promissory note of such obligation being canceled and a new convertible promissory note in the amount of $103,404 being issued by e-Net to EMB. The note bears an interest rate of 10% per annum. The note has a mandatory conversion into e-Net's common stock on December 15, 2001.

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
                                                      ----------
                                                      $2,966,231
                                                      ==========


8. NET LIABILITIES OF DISCONTINUED OPERATIONS

During the years ended September 30, 2001 and 2000, EMB disposed several of its subsidiaries by selling its interest in those subsidiaries (note 1). The net liabilities of discontinued operations per the restated financial statements (note 18) are summarized as follows as of September 30, 2001:

       Current liabilities, excluding payroll liabilities   $  (122,990)
       Payroll liabilities                                     (341,122)
       Notes payable                                         (1,046,455)
                                                            -----------
       Net liabilities of discontinued operations           $(1,510,567)
                                                            ===========


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

9. WAREHOUSE LINE OF CREDIT

FG has entered into a revolving mortgage purchase facilities totaling $50,000,000. This arrangement is used to fund one-to-four family residential first mortgages originated by FG. Prior to funding, FG is required to have written investor commitments. These one-to-four family mortgages also serve as the collateral for the line of credit. Daily interest is charged for each loan outstanding at a rate determined by the agreement and varies from time-to-time. As of September 30, 2001, the outstanding balance was $40,516,386.

SB has a $2,000,000 line of credit. The line bears interest at the prime-lending rate. The line may only be used to fund pre-sold and pre-approved secured real estate loans. The loans are collateral for the warehouse lines. When the loans are purchased by an investor, the warehouse bank is repaid immediately. The loans on warehouse line must be paid off within 60 days of funding.

10. NOTES PAYABLE

The Company has notes payable of $60,000 and 158,640 outstanding on September 30, 2001. The notes are secured by the properties of SB and FG respectively, bear interest rate of 10.5% per annum and are due by September 2004. The current portion of the notes amounts to $66,418. The long-term portion is due by September 2004 with yearly installments of $66,418.

11. NOTES PAYABLE - RELATED PARTIES

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

From time to time, the board of directors approves the issuance of common stock for services and assets. The Company follows a policy of using the closing bid price or the average closing bid prices near the transaction closing date, less a discount of approximately 15% for transferability restrictions, to estimate the fair value of the services or assets received. In rare cases, the Company uses the value of the assets received.

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

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

On August 30, 2001, First Guaranty was sued in a lawsuit styled NFC Consultants, Inc., HomeZipr Corp. Vs. First Guaranty Financial Corporation, et al, Superior Court of California, County of Orange, Case No. 01CC1121. This lawsuit alleges moneys owed by First Guaranty or other defendants arising out of a purported consulting agreement whereby First Guaranty would receive retail mortgage leads from one of the plaintiffs. The lawsuit also alleges that First Guaranty and other defendants retained certain personal property of the one of the plaintiffs arising out of the termination of a sublease of premises unrelated to First Guaranty. The Company believes the allegations raised in the Complaint to be without merit and has filed a Demurrer to the action. On or about January 11, 2002, the Demurrer of First Guaranty was granted by the Court, thereby denying the lawsuit as originally pled. No new or amended pleadings have been filed by plaintiffs.

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

                        EMB CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

For accounting purposes, the transaction would be treated as a recapitalization of FG, with the FG as the accounting acquirer (reverse acquisition), and would be accounted for in a manner similar to a pooling of interests. The operations of the Company are those of FG for the years ended September 30, 2001 and 2000. The operations of the combined entity have been merged since September 30, 2001, the date of the acquisition. The consolidated balance sheet reflects position of the combined companies at September 30, 2001.

18. RESTATEMENT

The Company's financial statements as of September 30, 2001 have been restated to correct errors as follows:

EMB did not record the disposal of its subsidiaries on July 23, 2001. EMB disposed off it its subsidiaries EMB Mortgage Corporation for $10.00 to Mr. William Parry. The disposal resulted in a gain of $3,044,184 since the disposed subsidiary had net liabilities of $3,044,174. The gain will be reflected in the pre-merger financial statements of EMB. As stated in the note 17, the merger of EMB and FG has been treated as a recapitalization of FG, with the FG as the accounting acquirer (reverse acquisition), the impact on the Company's consolidated financial statements is reduction of debts due to discontinued operations and a the reduction of the accumulated deficit of the Company by $3,044,184. The restatement did not result in any changes to the consolidated statements of operations, earnings per share and the consolidated cashflows of the Company.

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