Form 10QSB
period 2001-12-31
EMB CORP
filed 2002-02-19
CIK 1017797

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 21,797,569 as of February 1, 2002.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]   No [X]


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                          EMB CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31, 2001
                                     (UNAUDITED)

                                       ASSETS
                                       ------
Current assets:
     Cash and cash equivalents                                          $    518,135
     Accounts receivable                                                     486,754
     Loans held for sale                                                  45,175,793
     Other current assets                                                    226,367
                                                                        ------------
                  Total current assets                                    46,407,049

Property and equipment, net                                                  115,082

Other assets:
     Restricted cash                                                            --
     Note receivable                                                         103,404
     Deposits and other assets                                               216,584
                                                                        ------------
                  Total other assets                                         319,988
                                                                        ------------
                                                                        $ 46,842,119
                                                                        ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------

Current liabilities:
     Accounts payable                                                   $    593,712
     Accrued expenses                                                      2,548,320
     Net liabilities of discontinued operations                            1,510,567
     Current portion of long term debt                                       443,800
     Notes payable - global settlement                                       448,109
     Notes payable related parties                                           862,931
     Convertible notes payable                                               500,000
     Warehouse credit line                                                45,175,793
                                                                        ------------
                  Total current liabilities                               52,083,232
                                                                        ------------
Long term debt:
     Note payable - long term                                                 60,000

Stockholders' deficit:
     Common stock, no par value; 30,000,000 shares authorized,
           20,897,569 shares issued and outstanding                        2,496,929
     Preferred convertible shares Series E , no par value; 3,000,000
           shares authorized; 2,500,000 shares issued and outstanding        235,000
     Treasury stock, preferred convertible shares                           (235,000)
     Accumulated deficit                                                  (7,798,042)
                                                                        ------------
                  Total stockholders' deficit                             (5,301,113)
                                                                        ------------
                                                                        $ 46,842,119
                                                                        ============


The accompanying notes are integral part of these consolidated financial statements.



                        EMB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                      2001              2000
                                                  ------------      ------------

Net revenue                                       $  2,286,889      $  1,613,726

Operating expenses                                   2,907,393         1,604,494
                                                  ------------      ------------
       Loss from Operations                           (620,504)            9,232

Other income (expenses)

       Interest                                        (40,862)             --
                                                  ------------      ------------

Net income (loss) before income tax                   (661,366)            9,232

Provision for income taxes                               2,400               800
                                                  ------------      ------------

Net income (loss)                                 $   (663,766)     $      8,432
                                                  ============      ============

Basic weighted average number of
    common stock outstanding                        18,967,134         5,000,000
                                                  ============      ============

Basic net income (loss) per share                 $      (0.03)     $       0.00
                                                  ============      ============

Diluted weighted average number of
    common stock outstanding                        21,967,134         5,000,000
                                                  ============      ============

Diluted net income (loss) per share               $      (0.03)     $       0.00
                                                  ============      ============


               The accompanying notes are integral part of these
                       consolidated financial statements.



                                 EMB CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
                                            (UNAUDITED)

                                                                            2001           2000
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                $  (663,766)   $     8,432
        Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
            Depreciation                                                      15,038         12,977
            Issuance of common stock for services                            655,028           --
            Increase in accounts receivable                                   (4,525)       (62,567)
            Increase in loans held for sale                               (4,659,407)    (4,766,676)
            Decrease in restricted assets                                    132,387        110,417
            Increase in other assets                                        (201,557)          --
            Increase (decrease) in accounts payable & accrued expenses      (311,385)       291,886
            Increase in warehouse credit line                              4,659,407      4,766,676
                                                                         -----------    -----------
        Net cash flows provided by (used in) operating activities           (378,780)       361,145
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Increase of notes receivable                                        --         (105,792)
                                                                         -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
            Increase (decrease) of notes payable                             317,979        (16,604)
                                                                         -----------    -----------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                           (60,801)       238,749
CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                   578,936         68,937
                                                                         -----------    -----------
CASH & CASH EQUIVALENTS, ENDING BALANCE                                  $   518,135    $   307,686
                                                                         ===========    ===========

Interest Paid                                                            $   660,057    $   415,517
                                                                         ===========    ===========
Income Taxes Paid                                                        $      --      $      --
                                                                         ===========    ===========
Non-Cash Items:
        Issuance of common stock for services                            $   655,028
                                                                         ===========


       The accompanying notes are integral part of these consolidated financial statements.

                                                4

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Pursuant to a Purchase Agreement dated July 23, 2001, EMB acquired all of the issued and outstanding shares of Saddleback Investment Services, Inc., a California corporation ("SB") from William R. Parker ("Mr. Parker"), its sole shareholder. SB was incorporated on November 9, 1992 under the laws of the State of California. SB assists third parties in obtaining long term trust deed (mortgage) financing. SB is subject to the laws and regulations issued by HUD and other regulatory agencies. SB, presently doing business as American National Mortgage ("American National") is a mortgage broker and banking entity with its principal office located in Santa Ana, California. American National was formed in November 1992.

Pursuant to a Purchase Agreement dated September 30, 2001, EMB acquired all of the issued and outstanding shares of First Guaranty Financial Corporation, a California corporation ("FG") from FGFC Holdings, Inc., a California corporation ("FGFC Holdings"), its sole shareholder. FG was organized June 13, 1988. First Guaranty is a mortgage banking entity with its principal office located in Santa Ana, California. First Guaranty was formed in June 1988 and operated solely as a wholesale mortgage banker until June 1998. At that time, the management of First Guaranty determined that it should expand its operations to include retail operations, as well. First Guaranty's current operations include loans generated as retail mortgage business with the loans being originated by in-house loan officers, and also loans generated through wholesale lending operations with the loans being originated by independent mortgage brokers and submitted to First Guaranty for funding. FG is subject to the laws and regulations issued by HUD and other regulatory agencies. For accounting purposes, the transaction has been treated as a recapitalization of FG with the FG as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EMB and its 100% wholly owned subsidiaries, FG and SB (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of FG (on September 30, 2001) has been accounted for as a purchase and treated as a reverse acquisition since the former owners of FG became the largest and controlling shareholder of EMB immediately following the acquisition. The balance sheet and the statements of operation and cashflows for the period ended December 31, 2001 includes financial statements of EMB, FG and SB while the statements of operation and cashflows for the period ended December 31, 2000 include only FG's statements.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

2. RECENT PRONOUNCEMENTS

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

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $7,798,042. The Company's total liabilities exceed its total assets by $5,301,113. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. In that regard, the Company had a reverse acquisition with FG on September 30, 2001. Management believes that the above actions will allow the Company to continue operations through the next twelve months.

4. NET LIABILITIES OF DISCONTINUED OPERATIONS

Through September 30, 2001, EMB disposed several of its subsidiaries by selling its interest in those subsidiaries (note 1). The net liabilities of discontinued operations per the financial statements are summarized as follows as of December 31, 2001:

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

5. NOTES PAYABLE - RELATED PARTIES

Notes payable consist of amounts payable to shareholders. $262,931 is due to the president of the Company. The note is due on April 1, 2002 and bears an interest rate of 7% and 12% if unpaid after due date. The Company has a note payable of $500,000 to former shareholder of FG. The note bears the interest rate of 10% per annum and is due by September 30, 2003. The Company has a note payable of $100,000 to former shareholder of SB. The note bears the interest rate of 6% per annum and is due by March 1, 2003. The notes payable to former shareholders of FG and SB are secured by share capital of respective entities.

6. CONVERTIBLE NOTES PAYABLE

On or about April 10, 2001, the Company issued a 10% convertible note amounting $500,000. The conversion price for the note is the volume-weighted trading average Closing Bid Price during the ten (10) consecutive Trading Days immediately preceding the Conversion Date. Interest is payable at maturity, or upon conversion of the note, at 10% per annum.

7. LOSS PER SHARE

Loss per share for the three month periods ended December 31, 2001 and 2000 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations. At December 31, 2001, the Company had 3,000,000 convertible preferred stock outstanding which were considered as common stock equivalents for the "loss per share" calculation.

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


8. LITIGATION

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

The Company has also initiated a lawsuit against Mr. Brick, his wife, Florence
M. Brick, and their company, FMB Mortgage Corporation, in a matter entitled EMB Corporation and EMB Mortgage Corporation vs. Joseph K. Brick, Florence M. Brick, FMB Mortgage Corporation and Does 1 through 10, Superior Court of the State of California, County of Orange, Case No.00CC08083, filed August 7, 2000. In this litigation, the Company and its former subsidiary, EMB Mortgage Corporation, alleged that Mr. Brick breached the Separation, Asset Purchase Agreement and Release entered into by and between the Company and Mr. Brick by failing to indemnify the Company against losses incurred by the Company resulting from operations of the Company's Daytona Beach, Florida office (the "Daytona Office") which was managed by Mr. and Mrs. Brick. The Company further alleged negligence Mr. and Mrs. Brick in their management of the Company's Daytona Office and fraud and conversion against Mr. and Mrs. Brick, together with FMB Mortgage, Inc. (the company which they formed to carry on the business of the Daytona Office), concerning tax reporting by FMB Mortgage, Inc. In summer of 2001, this litigation was dismissed without prejudice by then Company; however, the Company intends to refile and pursue these claims. The Company and EMB Mortgage Corporation have agreed, between themselves, that the Company will bear all expenses of litigation, including attorney's fees and associated costs, and will be entitled to the entire judgment, if any, obtained against the defendants herein. The Company has accrued $1,300,000 in the consolidated financial statements to cover any potential loss in the future.

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

Both the convertible note for $500,000 plus accrued interest through December 31, 2001 have been recorded by the Company to cover this debt.

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

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On August 30, 2001, First Guaranty was sued in a lawsuit styled NFC Consultants, Inc., HomeZipr Corp. Vs. First Guaranty Financial Corporation, et al, Superior Court of California, County of Orange, Case No. 01CC1121. This lawsuit alleges moneys owed by First Guaranty or other defendants arising out of a purported consulting agreement whereby First Guaranty would receive retail mortgage leads from one of the plaintiffs. The lawsuit also alleges that First Guaranty and other defendants retained certain personal property of the one of the plaintiffs arising out of the termination of a sublease of premises unrelated to First Guaranty. The Company believes the allegations raised in the Complaint to be without merit and has filed a Demurrer to the action. . On or about January 11, 2002, the Demurrer of First Guaranty was granted by the Court, thereby denying the lawsuit as originally pled. No new or amended pleadings have been filed by the Plaintiffs.

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

9. ACQUISITIONS

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

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


For accounting purposes, the transaction was treated as a recapitalization of FG, with the FG as the accounting acquirer (reverse acquisition), and was accounted for in a manner similar to a pooling of interests.

10. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Overview

     During the fiscal year ending September 30, 2001, the Company abandoned its plans to enter the energy-related marketplace. Following a change of management in July 2001, new management determined that it would be in the best interests of the Company and its shareholders to return to the financial services sector. In July 2001, it acquired Saddleback Investment Services, Inc., dba American National Mortgage. On September 30, 2001, it acquired First Guaranty Financial Corporation.

     At the time of its acquisition, American National was not actively doing business. Nevertheless, it was deemed to be an attractive candidate for acquisition because of the numerous state licenses and its approved lending status with government lending institutions. Since its acquisition, American National has recommenced doing business, expanded its retail staff and begun to implement a plan for aggressive expansion in those states in which it is presently licensed to do business. Much of the anticipated growth of the operations of American National will be focused on lending to the burgeoning Hispanic communities in California and other southwestern states.

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

Results of Operations.

     Continuing Operations for the Three Months Ended December 31, 2001 as compared to the Three Months ended December 31, 2000.

Revenues

Revenues increased by $673,163, or 41.7%, to $2,286,889 for the three-month period ended December 31, 2001, compared to $1,613,726 for the three-month period ended December 31, 2000. The growth in revenues is primarily attributable to the expansion and growth of First Guaranty's mortgage lending operations. First Guaranty, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. First Guaranty benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business. There was, however, a slowdown in the refinance and purchase market during the early part of the quarter due to the impact of the September 11, 2001 attacks on the United States. This slowdown resulted in total revenues being reduced somewhat from what they might otherwise have been expected to be.

Costs and Expenses.

Commissions are paid to loan agents or mortgage brokers on funded loans. Commissions increased by $211,737 or 92.1%, for the three-month period ended December 31, 2001, to $441,506 from $229,769 for the three-month period ended December 31, 2000. Warehouse line interest expense totaled $584,831 for the three months ended December 31, 2001 as compared to $414,516 for the three month period ended December 31, 200, an increase of $170,315, or 41.1%. Each of these increases is primarily related to the increased business operations discussed above.

Salaries and Wages.

Salaries and wages totaled $512,738 in the three-month period ended December 31, 2001 compared to $391,947 in the three months ended December 31, 2000, an increase of $120,791, or 30.8%. The increase is related primarily to the expansion of First Guaranty's operations and, secondarily, to the growth of the operations of American National Mortgage.

General and Administrative Expenses.

General and administrative expenses totaled $1,368,318 for the three-month period ended December 31, 2001, compared to $568,262 for the three-month period ended December 31, 2000. This increase of $899,056, or 141%, can be attributed, in part, to the business growth of the operating subsidiaries, namely First Guaranty, as additional personnel, office space, and other administrative costs are required to handle the expansion. In addition, the Company incurred costs at the corporate level related to professional services for items relating to the reporting requirements associated with being a publicly-traded company and for consulting fees paid with respect to computer and Internet technologies matters and administrative matters. In the three month period ended December 31, 2001, the Company had non-cash expenses associated with issuance of common stock for services totaling $655,028. Substantially all of these non-cash expenses relate to consulting agreements which, as of December 31, 2001, have been fully, or nearly fully, paid. As a result, the Company anticipates that these non-cash expenses will be reduced in future periods.

Interest Expense.

Interest expense, exclusive of warehouse line interest expense, was $40,862 for the three months ended December 31, 2001, compared to $-0- in the year earlier period. This interest expense is primarily related to the convertible note issued by the Company on April 10, 2001 and to the outstanding notes to related parties.

Net Profit(Loss).

The Company realized a net loss (after provision for income tax) of $663,366 in the three-month period ended December 31, 2001 compared to a net profit of $8,432 for the three-month period ended December 31, 2000, or $(0.03) and $-0-per share, respectively. The loss for the quarter can be attributed substantially to the non-cash expenses and interest expense discussed in the preceding two paragraphs.

Liquidity and Capital Resources.

In the three-month period ended December 31, 2001, net cash of $378,780 were used operating activities as compared to December 31, 2000 when operating activities provided net cash of $361,145. For the earlier period, the Company incurred a small net profit from operations while in the current period it realized a net operating loss. Net cash provided by investing activities was $97,032 for the year ended September 30, 2001. There was no net cash provided by investing activities in the three-month period ended December 31, 2001, as compared to a net cash outflow attributable to investing activities of $105,792 for the three-month period ended December 31, 2000. The sole component of the cash provided by investing activities for the period ended September 30, 2000 was a decrease in notes receivable. Net cash provided by financing for the period ended December 31, 2001 totaled $317,979 and consisted of increases in note payables. In the three months ended December 31, 2000, net cash used by financing totaled $16,604 which was attributable to principal paid on notes payments.

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. Because the Company has incurred significant losses from operations in the years prior to the acquisition of First Guaranty and American National, it has an accumulated deficit of $7,798,042 with total liabilities exceeding total assets by $5,301,113. As a result it will require additional financing to meet its cash requirements. In their report dated December 12, 2001 and February 15, 2001, that was included in our amended annual report, our auditors included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow and generate positive cash flow, as well as the ability to raise additional financing.

Subsequent to December 31, 2001 has arranged and received some financing and anticipates receipt of additional financing in the coming months. While there are certain commitments for additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management plans to continue its growth plans to generate revenues sufficient to meet its cost structure. Management believes that these actions will afford the Company the ability to fund its daily operations and service its remaining debt obligations primarily through the cash generated by operations; however, there are no assurance that management's plans will be successful. No adjustments have been made to the carrying value of assets or liabilities as a result of these uncertainties.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     As a result of the sale of EMB Mortgage Corporation, the following discussion excludes those matters that pertained solely to the Company's former subsidiary, EMB Mortgage Corporation, except as noted.

     On or about November 17, 1998, the Company entered into a Stipulated Judgment in the matter of Yamaichi International (America) Inc., vs. EMB Corporation, USDC, Southern District of New York, Case No. 98-7152 (DLC). The lawsuit arose out of the obligation of the Company to pay rent for its branch corporate office in New York City. The total amount of the judgment was $186,000. As of December 31, 2001, the Company has paid approximately $7,100 toward the judgment.

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

     On August 30, 2001, First Guaranty was sued in a lawsuit styled NFC Consultants, Inc., HomeZipr Corp. vs. First Guaranty Financial Corporation, et al, Superior Court of California, County of Orange, Case No. 01CC1121. This lawsuit alleges moneys owed by First Guaranty or other defendants arising out of a purported consulting agreement whereby First Guaranty would receive retail mortgage leads from one of the plaintiffs. The lawsuit also alleges that First Guaranty and other defendants retained certain personal property of the one of the plaintiffs arising out of the termination of a sublease of premises unrelated to First Guaranty. The Company believes the allegations raised in the Complaint to be without merit and has filed a Demurrer to the action. On or about January 11, 2002, the Demurrer of First Guaranty was granted by the Court, thereby denying the lawsuit as originally pled. No new or amended pleadings have been filed by the Plaintiffs as of the date of filing of this Quarterly Report.

     The Company, and its subsidiaries, are not engaged in any other legal proceedings except litigation in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations.


Item 2. Changes in Securities and Use of Proceeds.

     On or about October 5, October 10, and October 15, 2001, the Company issued an aggregate of 1,040,000 shares of its Common Stock to third parties in connection with consulting agreements. On or about November 7, and November 9, 2001, the Company issued an aggregate of 1,175,000 shares of its Common Stock to third parties in connection with consulting agreements. On or about December 7, and December 10, 2001, the Company issued an aggregate of 460,000 shares of its Common Stock to third parties in connection with consulting agreements. On or about December 28, 2001, the Company issued an aggregate of 1,000,000 shares of its Common Stock to third parties in connection with consulting agreements.

     On or about October 9, 2001, the Company issued 515,625 shares of its Common Stock to an unrelated party for cancellation of debt in the amount of $41,250. These stock transactions were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.


Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matter to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended December 31, 2001.


Item 5. Other Information.

     On or about February 4, 2002, the Company completed the first closing and received the first funds from a previously agreed to private placement of its Series D Convertible Preferred Stock. The agreement between the Company and Paramount Financial Group, Inc., ("Paramount") provides for the acquisition by Paramount of up to 1,000,000 shares of the Series D Convertible Preferred Stock, at a purchase price of $1.00 per share. In connection with this transaction, Paramount also received 500,000 Warrants to purchase Common Stock of the Company. Reference is made to the Securities Purchase Agreement and Form of Warrant, Exhibits 99.6 and 99.7 to this Quarterly Report, for further information concerning this transaction.

     In addition, on February 4, 2002, the Company and Paramount entered into an agreement whereby Paramount agreed to acquire up to 1,000,000 shares of the Company's restricted Common Stock at a purchase price of $1.00 per share. Reference is made to the Securities Purchase Agreement and Form of Warrant,
Exhibit 99.8 to this Quarterly Report, for further information concerning this transaction.


Item 6. Exhibits and Reports on Form 8-K.

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

          10.25 Collateral Agreement by and among EMB Corporation, FGFC Holdings, Inc. and the Collateral Agent, dated September 30, 2001, which was filed with the Securities and Exchange Commission on October 15, 2001, as Exhibit 10.25 to the Company's Current Report on Form 8-K dated September 30, 2001, is hereby incorporated by this reference.

          21.1 Description of the subsidiaries of the Registrant, which was filed with the Securities and Exchange Commission on January 14, 2002, as Exhibit 21.1 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference. .

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

          99.6* Securities Purchase Agreement by and between EMB Corporation and Paramount Financial Group, Inc., dated September 12, 2001 (Series D Convertible Preferred Stock).

          99.7* Form of Warrant to be issued in connection with Securities Purchase Agreement by and between EMB Corporation and Paramount Financial Group, Inc., dated September 12, 2001.

          99.8* Securities Purchase Agreement by and between EMB Corporation and Paramount Financial Group, Inc., dated February 4, 2002 (Restricted Common Stock).

     (b) Reports on Form 8-K.

          (1) On October 15, 2001, the Company filed a Current Report on Form 8-K, which disclosed (i) the Purchase Agreement, dated September 30, 2001, and other related agreements, entered into by and between the Company, FGFC Holdings, Inc., and First Guaranty Financial Corporation, whereby the Company agreed to purchase all of issued and outstanding capital stock of First Guaranty Financial Corporation and (ii) the intended election of Rodney K. Thompson as a Director of the Company.

          (2) On December 26, 2001, the Company filed an amended Current Report on Form 8-K/A which included as exhibits thereto (i) an audited balance sheet and related statement of operations, stockholders equity and cash flows for First Guaranty Financial Corporation for the year ended September 30, 1999; (ii) audited balance sheet and related statement of operations, stockholders equity and cash flows for First Guaranty Financial Corporation for the year ended September 30, 2000 and unaudited balance sheet and related statement of operations, stockholders equity and cash flows for First Guaranty Financial Corporation for the year ended September 30, 2001; and (iii) the Company's unaudited pro forma condensed consolidated balance sheet as of September 30, 2001 and unaudited pro forma condensed consolidated state of operations for the year ended September 30, 2001 to reflect the acquisition of First Guaranty Financial Corporation and Saddleback Investment Services, Inc.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EMB CORPORATION


Date:  February 19, 2002                By: /s/ James E. Shipley
                                        ----------------------------------------
                                        James E. Shipley
                                        President, Director, Acting Secretary
                                        and Acting Principal Accounting
                                        and Chief Financial Officer