Form 10QSB
period 2002-03-31
EMB CORP
filed 2002-05-15
CIK 1017797

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to ________________

    Commission File Number:  1-11883

                                 EMB CORPORATION
            ---------------------------------------------------------
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

                                 (714) 377-2118
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

Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 21,797,569 as of May 1, 2002.

Transitional Small Business Disclosure Format (Check One):  Yes     No  X
                                                               -----  -----


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          EMB CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                   MARCH 31, 2002
                                     (UNAUDITED)


                                       ASSETS
                                       ------

Current assets:
     Cash and cash equivalents                                          $    333,988
     Accounts receivable                                                     478,731
     Loans held for sale                                                  42,421,181
     Other current assets                                                    311,736
                                                                        ------------
                   Total current assets                                   43,545,636


Property and equipment, net                                                  100,043


Other assets:
     Restricted cash                                                            --
     Note receivable                                                          66,584
     Deposits and other assets                                               100,000
                                                                        ------------
                   Total other assets                                        166,584
                                                                        ------------
                                                                        $ 43,812,263
                                                                        ============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------


Current liabilities:
     Accounts payable                                                   $    583,841
     Accrued expenses                                                      2,604,277
     Net liabilities of discontinued operations                            1,510,567
     Current portion of long term debt                                        38,411
     Notes payable global settlement                                         348,109
     Notes payable related parties                                           882,810
     Convertible notes payable                                               500,000
     Warehouse credit line                                                42,421,181
                                                                        ------------
                   Total current liabilities                              48,889,196
                                                                        ------------
Long term liabilities:
     Note payable  long term                                                 185,431


Stockholders' deficit:
     Common stock, no par value; 30,000,000 shares authorized,
           21,797,569 shares issued and outstanding                        2,649,929
     Preferred convertible shares Series E, no par value; 3,000,000
           shares authorized; 2,500,000 shares issued and outstanding        235,000
     Preferred convertible shares Series D, no par value; 1,000,000
           shares authorized; 105,000 shares issued and outstanding          105,000
     Treasury stock, preferred convertible shares                           (235,000)
     Accumulated deficit                                                  (8,017,293)
                                                                        ------------
                   Total stockholders' deficit                            (5,262,364)
                                                                        ------------
                                                                        $ 43,812,263
                                                                        ============


                     The accompanying notes are integral part of
                      these consolidated financial statements.


                                      EMB CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                                 (UNAUDITED)


                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          MARCH 31,                       MARCH 31,
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------

Net revenue                                     $  2,683,235    $  2,361,599    $  4,970,124    $  3,975,325


Operating expenses                                 2,865,945       2,206,234       5,773,338       3,810,728

                                                ------------    ------------    ------------    ------------
       Loss from Operations                         (182,710)        155,365        (803,214)        164,597


Other income (expenses)

       Nonoperating interest                         (36,541)        (13,814)        (77,403)        (13,814)

                                                ------------    ------------    ------------    ------------
Net income (loss) before income tax                 (219,251)        141,551        (880,617)        150,783


Provision for income taxes                                 0               0           2,400             800

                                                ------------    ------------    ------------    ------------
Net income (loss)                               $   (219,251)   $    141,551    $   (883,017)   $    149,983
                                                ============    ============    ============    ============

Basic and diluted weighted average
    number of common stock outstanding            21,577,569       5,000,000      20,258,009       5,000,000
                                                ============    ============    ============    ============

Basic and diluted net income (loss) per share   $      (0.01)   $       0.03    $      (0.04)   $       0.03
                                                ============    ============    ============    ============


                                 The accompanying notes are integral part of
                                  these consolidated financial statements.



                                 EMB CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                            (UNAUDITED)


                                                                        2002            2001
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                           $   (883,017)   $    149,983
        Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
            Depreciation                                                  30,077          25,955
            Issuance of common stock for services                        808,028
            Decrease in accounts receivable                                3,498           3,151
            Increase in loans held for sale                           (1,904,795)    (27,474,494)
            Decrease in restricted assets                                132,387               0
            (Increase) decrease in other assets                         (170,342)        110,417
            Decrease in accounts payable & accrued expenses             (265,299)        (36,735)
            Increase in warehouse credit line                          1,904,795      27,474,494
                                                                    ------------    ------------
        Net cash flows provided by (used in) operating activities       (344,668)        252,771
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Decrease (increase) of notes receivable                       36,820        (112,281)
                                                                    ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES
            Issuance of shares for cash                                  105,000               0
            Decrease of notes payable                                    (42,100)        (33,209)
                                                                    ------------    ------------
        Net cash flows provided by (used in) financing activities         62,900         (33,209)
                                                                    ------------    ------------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                      (244,948)        107,281

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                               578,936          68,937
                                                                    ------------    ------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                             $    333,988    $    176,218
                                                                    ============    ============

Interest Paid                                                       $  1,392,033    $  1,162,838
                                                                    ============    ============

Income Taxes Paid                                                   $       --      $       --
                                                                    ============    ============
NonCash Items:
                                                                                    ============
        Issuance of common stock for services                       $    808,028            --
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

In the fiscal year 1998, EMB expanded its mortgage banking operations through its acquisitions of Investment Consultants, Inc. ("ICI") and Preferred Holding Group, Inc. ("PHG"). In the fiscal year 1999, EMB ceased its mortgage banking operations of EMB Mortgage and divested itself of the assets of ICI and PHG due to an economic downturn in the mortgage banking industry. In May 1999, EMB began slowly to recommence its mortgage banking operations through acquisitions of American Residential Funding ("AMRES") and Residential Mortgage Corporation ("RMC").

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

Pursuant to a Purchase Agreement dated July 23, 2001, EMB acquired all of the issued and outstanding shares of Saddleback Investment Services, Inc., a California corporation ("SB") from William R. Parker ("Mr. Parker"), its sole shareholder. SB was incorporated on November 9, 1992 under the laws of the State of California. SB assists third parties in obtaining long term trust deed (mortgage) financing. SB is subject to the laws and regulations issued by HUD and other regulatory agencies. SB, presently doing business as American National Mortgage ("American National") is a mortgage broker and banking entity with its principal office located in Santa Ana, California. American National was formed in November 1992. SB was inoperative for the three-month period ended March 31, 2002.

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

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EMB and its 100% wholly owned subsidiaries, FG and SB (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of FG (on September 30, 2001) has been accounted for as a purchase and treated as a reverse acquisition since the former owners of FG became the largest and controlling shareholder of EMB immediately following the acquisition. The balance sheet and the statements of operation and cashflows for the period ended March 31, 2002 includes financial statements of EMB, FG and SB while the statements of operation and cashflows for the period ended March 31, 2001 include only FG's statements.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

Segment Reporting

During the periods ended March 31, 2002 and 2001, the Company only operated in one segment, therefore segment disclosure has not been presented.

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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective January 1, 2002.

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

The adoption of above pronouncements did not materially impact the Company's financial position or results of operations.

3.   GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $8,017,293. The Company's total liabilities exceed its total assets by $5,262,364. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. In that regard, the Company had a reverse acquisition with FG on September 30, 2001. During the three month period ended March 31, 2002, the Company raised $105,000 by issuing Preferred shares. Management believes that the above actions will allow the Company to continue operations through the next twelve months.

4.   NET LIABILITIES OF DISCONTINUED OPERATIONS

Through September 30, 2001, EMB disposed several of its subsidiaries by selling its interest in those subsidiaries (note 1). The net liabilities of discontinued operations per the financial statements are summarized as follows as of March 31, 2002:

          Current liabilities, excluding payroll liabilities      $   (122,990)
          Payroll liabilities                                         (341,122)
          Notes payable                                             (1,046,455)
                                                                  ------------
          Net liabilities of discontinued operations              $ (1,510,567)
                                                                  ============

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

5.   NOTES PAYABLE - REALTED PARTIES

Notes payable consist of amounts payable to shareholders. $295,560 is due to the president of the Company. The note is due on April 1, 2002 and bears an interest rate of 7% and 12% if unpaid after due date. The Company has a note payable of $500,000 to former shareholder of FG. The note bears the interest rate of 10% per annum and is due by September 30, 2003. The Company has a note payable of $100,000 to former shareholder of SB. The note bears the interest rate of 6% per annum and is due by March 1, 2003. The notes payable to former shareholders of FG and SB are secured by share capital of respective entities.

6.   CONVERTIBLE NOTES PAYABLE

On or about April 10, 2001, the Company issued a 10% convertible note amounting $500,000. The conversion price for the note is the volume-weighted trading average Closing Bid Price during the ten (10) consecutive Trading Days immediately preceding the Conversion Date. Interest is payable at maturity, or upon conversion of the note, at 10% per annum.

7.   LOSS PER SHARE

Loss per share for the three month and six month periods ended March 31, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations. At March 31, 2002, the Company had 2,710,000 convertible preferred stock outstanding which were considered as common stock equivalents for the "loss per share" calculation. Preferred stock were not included in the computation of diluted EPS because the effect of their exercise would be anti-dilutive.

8.   LITIGATION

On or about November 17, 1998, the Company entered into a Stipulated Judgment in the matter of Yamaichi International (America) Inc., vs. EMB Corporation, USDC, Southern District of New York, Case No. 98-7152 (DLC). The lawsuit arose out of the obligation of the Company to pay rent for its branch corporate office in New York City. The total amount of the judgment was $186,000. As of March 31, 2002, the Company has paid approximately $7,100 toward the judgment. The outstanding balance of the judgment has been accrued and reflected in the consolidated financial statements.

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Both the convertible note for $500,000 plus accrued interest through March 31, 2002 have been recorded by the Company to cover this debt.

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

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

The Company and its subsidiaries might be engaged in other legal proceedings which are ordinary in normal course of business. In the opinion of management, the amount of ultimate liability with respect to those proceedings, if any, will not be material to the Company's financial position or results of operations.

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

10.  STOCKHOLDERS' EQUITY

During the three month period ended March 31, 2002, the Company issued 105,000 shares of preferred stock, Series D, for cash amount of $105,000. During the six month period ended March 31, 2002, the Company issued 5,090,625 shares of common stock for consulting services of $808,028 based upon fair value of the stock issued. The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

On February 4, 2002, the Company, for a consideration of $10, issued warrants for the purchase of 50,000 shares of common stock at the last closing asked price for the common stock on the principal market as reported by Bloomberg Financial. The warrants expires two years after their issuance.

11.  RECLASSIFICATIONS

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

     At the time of its acquisition, American National was not actively doing business. Nevertheless, it was deemed to be an attractive candidate for acquisition because of the numerous state licenses and its approved lending status with government lending institutions. After its acquisition, American National recommenced doing business; however, during the three months ended March 31, 2002, American Naitonal was again inoperative. Management is presently considering several options concerning the future of American National, including, but not limited to, reactiviation of its business and sale of its assets.

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

Results of Operations.

     Continuing Operations for the Three Months Ended March 31, 2002 as compared to the Three Months Ended March 31, 2001.

Revenues

     Revenues increased by $321,636 or 13.6%, to $2,683,235 for the three-month period ended March 31, 2002, compared to $2,361,599 for the three-month period ended March 31, 2001. The growth in revenues is primarily attributable to the expansion and growth of First Guaranty's mortgage lending operations. First Guaranty, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. First Guaranty benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business.

Costs and Expenses.

     Commissions are paid to loan agents or mortgage brokers on funded loans. Commissions increased by $257,850 or 189.7%, for the three-month period ended March 31, 2002, to $393,767 from $135,917 for the three-month period ended March 31, 2001. Warehouse line interest expense totaled $790,677 for the three months ended March 31, 2002 as compared to $564,192 for the three-month period ended March 31, 2001, an increase of $226,485, or 40.1%. Bank and investor fees totaled $265,825 for the three months ended March 31, 2002 as compared to $106,870 for the three months ended March 31, 2001, an increase of $158,955, or 148.7%. Each of these increases is primarily related to the increased business operations discussed above.

Salaries and Wages.

     Salaries and wages totaled $549,250 in the three-month period ended March 31, 2002 compared to $304,144 in the three months ended March 31, 2001, an increase of $245,106, or 80.6%. The increase is primarily related to the expansion of First Guaranty's operations.

General and Administrative Expenses.

     General and administrative expenses totaled $866,426 for the three-month period ended March 31, 2002, compared to $1,095,111 for the three-month period ended March 31, 2001. This decrease of $228,685, or 20.9%, can be attributed, in part, to the reduction of expenses at the corporate level due to non-recurring accruals of expense in the period ended March 31, 2001 for various litigation matters. In the three-month period ended March 31, 2002, the Company had non-cash expenses, incurred or accrued, associated with services rendered by third parties totaling $465,473.

Interest Expense.

     Interest expense, exclusive of warehouse line interest expense, was $36,541 for the three months ended March 31, 2002, compared to $13,814 in the year earlier period. This interest expense is primarily related to the convertible note issued by the Company on April 10, 2001, the preferred stock issued during the quarter ended March 31, 2002 and to an increase in the outstanding notes to related parties.

Net Profit(Loss).

     The Company realized a net loss (after provision for income tax) of $219,251 in the three-month period ended March 31, 2002 compared to a net profit of $141,551 for the three-month period ended March 31, 2001, or $(0.01) and $0.03 per share, respectively. The loss for the quarter can be attributed substantially to the non-cash expenses and interest expense discussed in the preceding two paragraphs.

     Continuing Operations for the Six Months Ended March 31, 2002 as compared to the Six Months Ended March 31, 2001.

Revenues

     Revenues increased by $994,799 or 25%, to $4,970,124 for the six-month period ended March 31, 2002, compared to $3,975,325 for the six-month period ended March 31, 2001. The growth in revenues is primarily attributable to the expansion and growth of First Guaranty's mortgage lending operations as discussed above. There was, however, a slowdown in the refinance and purchase market following the September 11, 2001 attacks on the United States. This slowdown resulted in total revenues being reduced somewhat from what they might otherwise have been expected to be.

Costs and Expenses.

     Commissions are paid to loan agents or mortgage brokers on funded loans. Commissions increased by $257,850 or 44.6%, for the six-month period ended March, 2002, to $835,273 from $577,423 for the six-month period ended March 31,

2001. Warehouse line interest expense totaled $1,375,508 for the six months ended March 31, 2002 as compared to $1,149,023 for the six-month period ended March 31, 2001, an increase of $226,485, or 19.7%. Bank and investor fees totaled $508,815 for the six months ended March 31, 2002 as compared to $349,860 for the six months ended March 31, 2001, an increase of $158,955, or 45.4%. Each of these increases is primarily related to the increased business operations discussed above.

Salaries and Wages.

     Salaries and wages totaled $1,119,828 in the six-month period ended March 31, 2002 compared to $874,722 in the six months ended March 31, 2001, an increase of $245,106, or 28.2%. The increase is primarily related to the expansion of First Guaranty's operations.

General and Administrative Expenses.

     General and administrative expenses totaled $1,933,914 for the six-month period ended March 31, 2002, compared to $895,700 for the six-month period ended March 31, 2001. This increase of $1,038214, or 115.9%, can be attributed, primarily, to contracts with third parties for which expenses were accrued during the first half of the six-month period of the current fiscal year versus no such accruals during the the same period in the year earlier. In the six month period ended March 31, 2002, the Company had non-cash expenses, incurred or accrued, associated with services rendered by third parties totaling $808,028.

Interest Expense.

     Interest expense, exclusive of warehouse line interest expense, was $77,403 for the six months ended March 31, 2002, compared to $13,814 in the year earlier period. This interest expense is primarily related to the convertible note issued by the Company on April 10, 2001, the preferred stock issued during the current six-month period and to an increase in the outstanding notes to related parties.

Net Profit(Loss).

     The Company realized a net loss (after provision for income tax) of $883,017 in the six-month period ended March 31, 2002 compared to a net profit of $149,983 for the six-month period ended March 31, 2001, or $(0.04) and $0.03 per share, respectively. The loss for the quarter can be attributed substantially to the non-cash expenses and interest expense discussed in the preceding two paragraphs.

Liquidity and Capital Resources.

     In the six-month period ended March 31, 2002, net cash of $344,668 was used from operating activities as compared to March 31, 2001 when operating activities provided net cash of $252,771. During the six-month period ended

March 31, 2002, investing activities provided net cash of $36,820 as compared to the six-month period ended March 31, 2001 when there was a net cash outflow of $112,281. The sole component of the cash provided by investing activities for both the current and prior year periods represented changes in notes receivable. Net cash provided by financing for the six months ended March 31, 2002 totaled $62,900 and consisted of decreases in note payables and issuance of preferred shares for cash. In the six months ended March 31, 2001, net cash used in financing totaled $33,209 which was attributable to principal paid on notes payments.

     Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. Because the Company incurred significant losses from operations in the years prior to the acquisition of First Guaranty and American National, it has an accumulated deficit of $8,017,293 with total liabilities exceeding total assets by $5,262,364. As a result it will require additional financing to meet its cash requirements. In their report dated December 12, 2001 and February 15, 2001, that was included in our amended annual report, our auditors included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow and generate positive cash flow, as well as the ability to raise additional financing.

     During the three-month period ended March 31, 2002, we sold 105,000 shares of Series D Preferred Stock for total cash proceeds of $105,000. While there are certain commitments for additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management plans to continue its growth plans to generate revenues sufficient to meet its cost structure. Management believes that these actions will afford the Company the ability to fund its daily operations and service its remaining debt obligations primarily through the cash generated by operations; however, there are no assurance that management's plans will be successful. No adjustments have been made to the carrying value of assets or liabilities as a result of these uncertainties.

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

     The Company has also initiated a lawsuit against Mr. Brick, his wife, Florence M. Brick, and their company, FMB Mortgage Corporation, in a matter entitled EMB Corporation and EMB Mortgage Corporation vs. Joseph K. Brick, Florence M. Brick, FMB Mortgage Corporation and Does 1 through 10, Superior Court of the State of California, County of Orange, Case No.00CC08083, filed August 7, 2000. In this litigation, the Company and its former subsidiary, EMB Mortgage Corporation, allege that Mr. Brick breached the Separation, Asset Purchase Agreement and Release entered into by and between the Company and Mr. Brick by failing to indemnify the Company against losses incurred by the Company resulting from operations of the Company's Daytona Beach, Florida office (the "Daytona Office") which was managed by Mr. and Mrs. Brick. The Company further alleges negligence Mr. and Mrs. Brick in their management of the Company's Daytona Office and fraud and conversion against Mr. and Mrs. Brick, together with FMB Mortgage, Inc. (the company which they formed to carry on the business of the Daytona Office), concerning tax reporting by FMB Mortgage, Inc. In summer of 2001, this litigation was dismissed without prejudice by the Company; however, the Company intends to refile and pursue these claims. The Company and EMB Mortgage Corporation have agreed, between themselves, that the Company will bear all expenses of litigation, including attorneys fees and associated costs, and will be entitled to the entire judgment, if any. In connection with the satisfaction of his prior judgment, Mr. Brick has also initiated new litigation against the Company and others entitled Joseph K. Brick vs. EMB Corporation, EMB Mortgage Corporation, Valley Pacific Environmental & Energy, William V. Perry and Does 1 through 30, Superior Court of the County of Orange, Case No. 01CC10914. The Company was only recently served with the Summons and Complaint pertaining to this litigation and, as of the date of this Current Report, has not been required to file a response thereto. Management believes that this litigation lacks merit, as against the Company, and will pursue a defense thereto.

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

     EMB Mortgage Corporation and Impac Funding Corporation are engaged in litigation, Impac Funding Corporation vs. EMB Mortgage Corporation, et al., Superior Court, County of Monterey, Case No. M50028, filed on August 1, 2000. This is a judicial foreclosure action, wherein Impac is seeking to foreclose the Monterey, California, real property owned by EMB Mortgage Corporation. The obligation arises out of a promissory note secured by deed of trust for moneys alleged owed to the plaintiff by EMB Mortgage Corporation for loans required to be repurchased by EMB Mortgage Corporation or other alleged defaults by EMB Mortgage Corporation of the various agreements with Impac concerning the funding and purchase of loans by Impac on behalf of EMB Mortgage Corporation. The Company and EMB Mortgage Corporation have agreed that the Company will bear all expenses of litigation, including attorneys fees and associated costs and, at its sole option, may elect to assist EMB Mortgage Corporation in reaching a resolution of the pending legal action. On or about October 4, 2001, EMB Mortgage Corporation entered into a settlement agreement with Impac Funding Corporation whereby the term of the promissory note was extended for one year, with several interim paymentsIt was further agreed, and the Company concurred, that, at the extended date of the note, the Company would issue shares of its common stock to Impac Funding Corporation equivalent in value to the then unpaid balance of the note. The Settlement Agreement also provides that the Company will issue to Impac Funding Corporation a five-year warrant for the purchase of up to 100,000 shares of the Company's common stock at a price of $0.0563 per share. A cash payment due Impac Funding in March, 2002 in the amount of $10,000 was not made by the Company and, as a result the Company is in default of its obligations under the terms of the settlement agreement.

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


Item 2.  Changes in Securities and Use of Proceeds.

     On or about January 23, 2002, the Company issued an aggregate of 900,000 shares of its Common Stock to third parties in connection with consulting agreements.

     On or about February 4, 2002 and March 31, 2002, the Company issued an aggregate of 105,000 shares of its Series D Preferred Stock to an unrelated party for cash in the amount of $105,000. It also issued 50,000 Warrants to purchase shares of Common Stock to the same party. These stock transactions were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.


Item 3.  Defaults Upon Senior Securities.

     None


Item 4.  Submission of Matter to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2002.

Item 5.  Other Information.

     On or about February 4, 2002, the Company completed the first closing and received the first funds from a previously agreed to private placement of its Series D Convertible Preferred Stock. The agreement between the Company and Paramount Financial Group, Inc., ("Paramount") provides for the acquisition by Paramount of up to 1,000,000 shares of the Series D Convertible Preferred Stock, at a purchase price of $1.00 per share. In connection with this transaction, Paramount also received 50,000 Warrants to purchase Common Stock of the Company. Reference is made to the Securities Purchase Agreement and Form of Warrant, Exhibits 99.6 and 99.7 to this Quarterly Report, for further information concerning this transaction.

     In addition, on February 4, 2002, the Company and Paramount entered into an agreement whereby Paramount agreed to acquire up to 1,000,000 shares of the Company's restricted Common Stock at a purchase price of $1.00 per share. Reference is made to the Securities Purchase Agreement and Form of Warrant,
Exhibit 99.8 to this Quarterly Report, for further information concerning this transaction. No closings have occurred with respect to this transaction.


Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits: (All items are incorporated by reference with none included herein)


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

         99.6 Securities Purchase Agreement by and between EMB Corporation and Paramount Financial Group, Inc., dated September 12, 2001 (Series D Convertible Preferred Stock).

         99.7 Form of Warrant to be issued in connection with Securities Purchase Agreement by and between EMB Corporation and Paramount Financial Group, Inc., dated September 12, 2001.

         99.8 Securities Purchase Agreement by and between EMB Corporation and Paramount Financial Group, Inc., dated February 4, 2002 (Restricted Common Stock).

         (b)      Reports on Form 8-K.
                  -------------------

                  During the period ended March 31, 2002, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EMB CORPORATION


Date:    May 14, 2002                       By:  /s/  James E. Shipley
                                               -------------------------------
                                                      James E. Shipley
                                                      President, Director,
                                                      Acting Secretary and
                                                      Acting Principal
                                                      Accounting and Chief
                                                      Financial Officer