Form 10QSB
period 2002-06-30
EMB CORP
filed 2002-08-19
CIK 1017797

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 23,372,569 as of August 15, 2002.

Transitional Small Business Disclosure Format (Check One): Yes ____ No X


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        EMB CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                    JUNE 30, 2002
                                     (UNAUDITED)

                                       ASSETS
                                       ------

Current assets:
     Cash and cash equivalents                                          $    320,735
     Accounts receivable                                                     386,933
     Loans held for sale                                                  32,602,810
     Note receivable                                                         435,988
     Other current assets                                                    155,981
                                                                        ------------
                  Total current assets                                    33,902,447

Property and equipment, net                                                   85,004

Other assets:
     Restricted cash                                                            --
     Note receivable                                                          66,584
     Deposits and other assets                                               100,000
                                                                        ------------
                  Total other assets                                         166,584
                                                                        ------------
                                                                        $ 34,154,035
                                                                        ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       -------------------------------------

Current liabilities:
     Accounts payable                                                   $    485,739
     Accrued expenses                                                      2,916,161
     Net liabilities of discontinued operations                            1,510,567
     Current portion of long term debt                                        38,411
     Notes payable - global settlement                                       348,109
     Notes payable related parties                                           923,889
     Convertible notes payable                                               500,000
     Warehouse credit line                                                32,602,810
                                                                        ------------
                  Total current liabilities                               39,325,686
                                                                        ------------
Long term liabilities:
     Note payable - long term                                                168,827

Stockholders' deficit:
     Common stock, no par value; 30,000,000 shares authorized,             2,753,079
           23,372,569 shares issued and outstanding
     Preferred convertible shares Series E , no par value; 3,000,000         235,000
           shares authorized; 2,500,000 shares issued and outstanding
     Preferred convertible shares Series D , no par value; 1,000,000
           shares authorized; 140,000 shares issued and outstanding          140,000
     Treasury stock, preferred convertible shares                           (235,000)
     Accumulated deficit                                                  (8,233,557)
                                                                        ------------
                  Total stockholders' deficit                             (5,340,478)
                                                                        ------------
                                                                        $ 34,154,035
                                                                        ============

The accompanying notes are integral part of these consolidated financial statements.



                                      EMB CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                                 (UNAUDITED)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------

Net revenue                                     $  2,726,454    $  2,822,072    $  7,696,578    $  6,797,397

Operating expenses                                 2,900,803       2,605,738       8,674,141       6,416,466

                                                ------------    ------------    ------------    ------------
       Income (loss) from Operations                (174,349)        216,334        (977,563)        380,931

Other income (expenses)

       Non-operating interest                        (41,915)         (2,900)       (119,318)        (16,714)

                                                ------------    ------------    ------------    ------------
Net income (loss) before income tax                 (216,264)        213,434      (1,096,881)        364,217

Provision for income taxes                              --              --             2,400             800

                                                ------------    ------------    ------------    ------------
Net income (loss)                               $   (216,264)   $    213,434    $ (1,099,281)   $    363,417
                                                ============    ============    ============    ============

Basic and diluted weighted average
    number of  common stock outstanding           22,226,140       5,000,000      20,771,195       5,000,000
                                                ============    ============    ============    ============

Basic and diluted net income (loss) per share   $      (0.01)   $       0.04    $      (0.05)   $       0.07
                                                ============    ============    ============    ============


            The accompanying notes are integral part of these consolidated financial statements.



                                   EMB CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                              (UNAUDITED)

                                                                             2002            2001
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                $ (1,099,281)   $    363,417
        Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation                                                       45,116          45,421
            Issuance of common stock for services                             911,178            --
            (Increase) decrease in accounts receivable                         95,296        (205,570)
            (Increase) decrease in loans held for sale                      7,913,576     (22,519,534)
            Decrease in restricted assets                                     132,387            --
            (Increase) decrease in other assets                               (14,587)        110,417
            Increase (decrease) in accounts payable & accrued expenses        (51,517)         25,056
            Increase (decrease) in warehouse credit line                   (7,913,576)     22,519,534
                                                                         ------------    ------------
        Net cash flows provided by operating activities                        18,592         338,741
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Increase of notes receivable                                     (399,168)       (112,281)
                                                                         ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES
            Issuance of shares for cash                                       140,000            --
            Decrease of notes payable                                         (17,625)        (49,813)
                                                                         ------------    ------------
        Net cash flows provided by (used in) financing activities             122,375         (49,813)
                                                                         ------------    ------------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                           (258,201)        176,647
CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                    578,936          68,937
                                                                         ------------    ------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                                  $    320,735    $    245,584
                                                                         ============    ============

Interest Paid                                                            $  1,937,140    $  2,057,349
                                                                         ============    ============
Income Taxes Paid                                                        $       --      $       --
                                                                         ============    ============
Non-Cash Items:
        Issuance of common stock for services                            $    911,178    $       --
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

Pursuant to a Purchase Agreement dated July 23, 2001, EMB acquired all of the issued and outstanding shares of Saddleback Investment Services, Inc., a California corporation ("SB") from William R. Parker ("Mr. Parker"), its sole shareholder. SB was incorporated on November 9, 1992 under the laws of the State of California. SB assists third parties in obtaining long term trust deed (mortgage) financing. SB is subject to the laws and regulations issued by HUD and other regulatory agencies. SB, presently doing business as American National Mortgage ("American National") is a mortgage broker and banking entity with its principal office located in Santa Ana, California. American National was formed in November 1992. SB was inoperative for the nine-month period ended June 30, 2002.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EMB and its 100% wholly owned subsidiaries, FG and SB (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of FG (on September 30, 2001) has been accounted for as a purchase and treated as a reverse acquisition since the former owners of FG became the largest and controlling shareholder of EMB immediately following the acquisition. The balance sheet and the statements of operation and cashflows for the period ended June 30, 2002 include financial statements of EMB, FG and SB while the statements of operation and cashflows for the period ended June 30, 2001 include only FG's statements.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

Segment Reporting

During the periods ended June 30, 2002 and 2001, the Company only operated in one segment, therefore segment disclosure has not been presented.

2. RECENT PRONOUNCEMENTS

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement became effective for business combinations completed after June 30, 2001.

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

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $8,233,557. The Company's total liabilities exceed its total assets by $5,340,478. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor relationships by making timely payments when due.

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. In that regard, the Company had a reverse acquisition with FG on September 30, 2001. During the nine month period ended June 30, 2002, the Company raised $140,000 by issuing Preferred shares. Management believes that the above actions will allow the Company to continue operations through the next twelve months.

4. NET LIABILITIES OF DISCONTINUED OPERATIONS

Through September 30, 2001, EMB disposed several of its subsidiaries by selling its interest in those subsidiaries (note 1). The net liabilities of discontinued operations per the financial statements are summarized as follows as of June 30, 2002:

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

5. NOTES PAYABLE - REALTED PARTIES

Notes payable consist of amounts payable to shareholders. $323,889 is due to the president of the Company. The note is due on April 1, 2002 and bears an interest rate of 7% and 12% if unpaid after due date. The Company has a note payable of $500,000 to former shareholder of FG. The note bears the interest rate of 10% per annum and is due by September 30, 2003. The Company has a note payable of $100,000 to former shareholder of SB. The note bears the interest rate of 6% per annum and is due by March 1, 2003. The notes payable to former shareholders of FG and SB are secured by share capital of respective entities.

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. CONVERTIBLE NOTES PAYABLE

On or about April 10, 2001, the Company issued a 10% convertible note amounting $500,000. The conversion price for the note is the volume-weighted trading average Closing Bid Price during the ten (10) consecutive Trading Days immediately preceding the Conversion Date. Interest is payable at maturity, or upon conversion of the note, at 10% per annum.

7. LOSS PER SHARE

Loss per share for the three month and nine month periods ended June 30, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations. At June 30, 2002, the Company had 2,640,000 convertible preferred stock outstanding which were considered as common stock equivalents for the "loss per share" calculation. Preferred stocks were not included in the computation of diluted EPS because the effect of their exercise would be anti-dilutive.

8. LITIGATION

On or about November 17, 1998, the Company entered into a Stipulated Judgment in the matter of Yamaichi International (America) Inc., vs. EMB Corporation, USDC, Southern District of New York, Case No. 98-7152 (DLC). The lawsuit arose out of the obligation of the Company to pay rent for its branch corporate office in New York City. The total amount of the judgment was $186,000. As of June 30, 2002, the Company has paid approximately $7,100 toward the judgment. The outstanding balance of the judgment has been accrued and reflected in the consolidated financial statements.

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

The Company has also initiated a lawsuit against Mr. Brick, his wife, Florence
M. Brick, and their company, FMB Mortgage Corporation, in a matter entitled EMB Corporation and EMB Mortgage Corporation vs. Joseph K. Brick, Florence M. Brick, FMB Mortgage Corporation and Does 1 through 10, Superior Court of the State of California, County of Orange, Case No.00CC08083, filed August 7, 2000. In this litigation, the Company and its former subsidiary, EMB Mortgage Corporation, alleged that Mr. Brick breached the Separation, Asset Purchase Agreement and Release entered into by and between the Company and Mr. Brick by failing to indemnify the Company against losses incurred by the Company resulting from operations of the Company's Daytona Beach, Florida office (the "Daytona Office") which was managed by Mr. and Mrs. Brick. The Company further alleged negligence Mr. and Mrs. Brick in their management of the Company's Daytona Office and fraud and conversion against Mr. and Mrs. Brick, together with FMB Mortgage, Inc. (the company which they formed to carry on the business of the Daytona Office), concerning tax reporting by FMB Mortgage, Inc. In summer of 2001, this litigation was dismissed without prejudice by the Company; however, the Company intends to refile and pursue these claims. The Company and EMB Mortgage Corporation have agreed, between themselves, that the Company will bear all expenses of litigation, including attorney's fees and associated costs, and will be entitled to the entire judgment, if any, obtained against the defendants herein. The Company has accrued $1,300,000 in the consolidated financial statements to cover any potential loss in the future. In connection with the satisfaction of his prior judgment, Mr. Brick has also initiated new litigation against the Company and others entitled Joseph K. Brick vs. EMB Corporation, EMB Mortgage Corporation, Valley Pacific Environmental & Energy, William V. Perry and Does 1 through 30, Superior Court of the County of Orange, Case No. 01CC10914. On June 10, 2002, the Company has filed a General Denial as to the Complaint in these proceedings. Management believes that this litigation lacks merit, as against the Company.

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

Both the convertible note for $500,000 plus accrued interest through June 30, 2002 have been recorded by the Company to cover this debt.

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

                        EMB CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

10. STOCKHOLDERS' EQUITY

During the period ended June 30, 2002, the Company issued 140,000 shares of preferred stock, Series D, for cash amount of $140,000. During the nine month period ended June 30, 2002, the Company issued 6,665,625 shares of common stock for consulting services of $911,178 based upon fair value of the stock issued. The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

     Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, intense competition in the financial services and mortgage banking industries, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

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

     At the time of its acquisition, American National was not actively doing business. Nevertheless, it was deemed to be an attractive candidate for acquisition because of the numerous state licenses and its approved lending status with government lending institutions. After its acquisition, American National recommenced doing business; however, during the three months ended March 31, 2002, American National was again inoperative. Management is presently considering several options concerning the future of American National, including, but not limited to, reactiviation of its business and sale of its assets.

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

Results of Operations.

     Continuing Operations for the Three Months Ended June 30, 2002 as compared to the Three Months Ended June 30, 2001.

Revenues

     Revenues decreased by $95,618 or 3.3%, to $2,726,454 for the three-month period ended June 30, 2002, compared to $2,822,072 for the three-month period ended June 30, 2001. While the volume of business increased during the latest quarterly period versus the same period in 2001, a slight reduction in revenues can be primarily attributable to the increased competition for business in the refinance marketplace which resulted in a reduction in the fees charged borrowers by First Guaranty's mortgage lending operations.

Costs and Expenses.

     Commissions are paid to loan agents or mortgage brokers on funded loans. Commissions increased by $71,839 or 19.4%, for the three-month period ended June 30, 2002, to $441,581 from $369,742 for the three-month period ended June 30, 2001. Warehouse line interest expense totaled $672,063 for the three months ended June 30, 2002 as compared to $894,111 for the three-month period ended June 30, 2001, a decrease of $222,048, or 24.8%. Bank and investor fees totaled $274,281 for the three months ended June 30, 2002 as compared to $292,144 for the three months ended June 30, 2001, a decrease of $17,863, or 6.1%. The increase in commissions is primarily related to the increased business operations discussed above, while the decrease in warehouse line interest and bank and investor fees can be attributed to the generally lower cost of funds during the current quarterly period.

Salaries and Wages.

     Salaries and wages totaled $464,040 in the three-month period ended June 30, 2002 compared to $465,076 in the three months ended June 30, 2001, a decrease of $1,036, or 0.2%.

General and Administrative Expenses.

     General and administrative expenses totaled $1,048,838 for the three-month period ended June 30, 2002, compared to $584,665 for the three-month period ended June 30, 2001. This increase of $464,173, or 79.4%, can be attributed, in part, to the increase in expenses at the corporate level due to non-recurring accruals of various expenses, including consulting fees paid to third parties. In the three-month period ended June 30, 2002, the Company had non-cash expenses, incurred or accrued, associated with services rendered by third parties totaling $342,493 as compared to $102,000 for the three-month period ended June 30, 2001.

Interest Expense.

     Interest expense, exclusive of warehouse line interest expense, was $49,915 for the three months ended June 30, 2002, compared to $2,900 in the year earlier period. This interest expense is primarily related to the convertible note issued by the Company on April 10, 2001, the preferred stock issued during the quarters ended March 31, 2002 and June 30, 2002 and to an increase in the outstanding notes to related parties.

Net Profit(Loss).

     The Company realized a net loss (after provision for income tax) of $216,264 in the three-month period ended June 30, 2002 compared to a net profit of $213,434 for the three-month period ended June 30, 2001, or $(0.01) and $0.04 per share, respectively. The loss for the quarter can be attributed substantially to the increase in non-cash expenses and interest expense discussed in the preceding two paragraphs.

     Continuing Operations for the Nine Months Ended June 30, 2002 as compared to the Nine Months Ended June 30, 2001.

Revenues

     Revenues increased by $899,181 or 13.2%, to $7,696,578 for the nine-month period ended June 30, 2002, compared to $6,697,397 for the nine-month period ended June 30, 2001. The growth in revenues is primarily attributable to the expansion and growth of First Guaranty's mortgage lending operations as discussed above.

Costs and Expenses.

     Commissions are paid to loan agents or mortgage brokers on funded loans. Commissions increased by $329,689 or 34.8%, for the nine-month period ended June30, 2002, to $1,276,854 from $947,165 for the nine-month period ended June 30, 2001. Warehouse line interest expense totaled $2,047,571 for the nine-months ended June 30, 2002 as compared to $2,043,134 for the nine-month period ended June 30, 2001, an increase of $4,437, or 0.2%. Bank and investor fees totaled $783,096 for the nine months ended June 30, 2002 as compared to $642,004 for the nine months ended June 30, 2001, an increase of $141,092, or 21.9%. Each of these increases is primarily related to the increased business operations discussed above. However, the expenses associated with warehouse line interest and bank and investor fees would have been substantially higher, but for the decrease in cost of funds seen in the last three months of the nine-month period ended June 30, 2002.

Salaries and Wages.

     Salaries and wages totaled $1,583,868 in the nine-month period ended June 30, 2002 compared to $1,339,798 in the nine months ended June 30, 2001, an increase of $244,070, or 18.2%. The increase is primarily related to the expansion of First Guaranty's operations.

General and Administrative Expenses.

     General and administrative expenses totaled $2,982,752 for the nine-month period ended June 30, 2002, compared to $1,444,365 for the nine-month period ended June 30, 2001. This increase of $1,538,387, or 106.5%, can be attributed, in part, to the increase in expenses at the corporate level due to non-recurring accruals of various expenses, including consulting fees paid to third parties. In the nine-month period ended June 30, 2002, the Company had non-cash expenses, incurred or accrued, associated with services rendered by third parties totaling $1,282,256 as compared to $145,310 for the nine-month period ended June 30, 2001.

Interest Expense.

     Interest expense, exclusive of warehouse line interest expense, was $119,318 for the nine months ended June 30, 2002, compared to $16,714 in the year earlier period. This interest expense is primarily related to the convertible note issued by the Company on April 10, 2001, the preferred stock issued during the current nine-month period and to an increase in the outstanding notes to related parties.

Net Profit(Loss).

     The Company realized a net loss (after provision for income tax) of $1,099,281in the nine-month period ended June 30, 2002 compared to a net profit of $363,417 for the nine-month period ended June 30, 2001, or $(0.05) and $0.07 per share, respectively. The loss for the quarter can be attributed substantially to the non-cash expenses and interest expense discussed in the preceding two paragraphs.

Liquidity and Capital Resources.

     In the nine-month period ended June 30, 2002, net cash of $18,592 was provided by operating activities as compared to June 30, 2001 when operating activities provided net cash of $338,741. During the nine-month period ended June 30, 2002, investing activities used net cash of $339,168 as compared to the nine-month period ended June 30, 2001 when there was a similar net cash outflow of $112,281. The sole component of the cash used by investing activities for both the current and prior year periods represented changes in notes receivable. Net cash provided by financing for the nine months ended June 30, 2002 totaled $122,375 and consisted of decreases in note payables and issuance of preferred shares for cash. In the nine months ended June 30, 2001, net cash used in financing totaled $49,813, which was attributable to principal paid on notes payments. Cash and cash equivalents on hand at June 30, 2002 totalled $320,735 as compared to $245,584 as of June 30, 2001.

     Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. Because the Company incurred significant losses from operations in the years prior to the acquisition of First Guaranty and American National, it has an accumulated deficit of $8,233,557 with total liabilities exceeding total assets by $5,340,478. As a result it will require additional financing to meet its cash requirements. In their report dated December 12, 2001 and February 15, 2001, that was included in our amended annual report, our auditors included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow and generate positive cash flow, as well as the ability to raise additional financing.

     During the three-month period ended June 30, 2002, we sold 35,000 shares of Series D Preferred Stock for total net cash proceeds of $35,000. An additional $67,000 in net cash proceeds from this offering has been received subsequent to June 30, 2002. While there are certain commitments for additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management plans to continue its growth plans to generate revenues sufficient to meet its cost structure. Management believes that these actions will afford the Company the ability to fund its daily operations and service its remaining debt obligations primarily through the cash generated by operations; however, there are no assurance that management's plans will be successful. No adjustments have been made to the carrying value of assets or liabilities as a result of these uncertainties.

     The Company has been advised by FGFC Holdings, Inc. and management of First Guaranty Financial Corporation that they will not waive the provisions of
Section 2.2(f) of the Purchase Agreement dated September 30, 2001 by and between EMB Corporation, FGFC Holdings, Inc. and First Guaranty Financial Corporation, which provide that the Company would contribute $1,000,000 in additional equity to First Guaranty by September 30, 2002. The Company does not currently believe that it can meet this requirement. In the event that the Company does not meet this obligation to the satisfaction of FGFC Holdings, Inc., the transaction would be subject to rescission by FGFC Holdings, Inc. If such were the case, and the Company cannot give assurance that it will not be the case, the result would be that the Company would have no ongoing business operations.

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

     The Company has also initiated a lawsuit against Mr. Brick, his wife, Florence M. Brick, and their company, FMB Mortgage Corporation, in a matter entitled EMB Corporation and EMB Mortgage Corporation vs. Joseph K. Brick, Florence M. Brick, FMB Mortgage Corporation and Does 1 through 10, Superior Court of the State of California, County of Orange, Case No.00CC08083, filed August 7, 2000. In this litigation, the Company and its former subsidiary, EMB Mortgage Corporation, allege that Mr. Brick breached the Separation, Asset Purchase Agreement and Release entered into by and between the Company and Mr. Brick by failing to indemnify the Company against losses incurred by the Company resulting from operations of the Company's Daytona Beach, Florida office (the "Daytona Office") which was managed by Mr. and Mrs. Brick. The Company further alleges negligence Mr. and Mrs. Brick in their management of the Company's Daytona Office and fraud and conversion against Mr. and Mrs. Brick, together with FMB Mortgage, Inc. (the company which they formed to carry on the business of the Daytona Office), concerning tax reporting by FMB Mortgage, Inc. In summer of 2001, this litigation was dismissed without prejudice by the Company; however, the Company intends to refile and pursue these claims. The Company and EMB Mortgage Corporation have agreed, between themselves, that the Company will bear all expenses of litigation, including attorneys fees and associated costs, and will be entitled to the entire judgment, if any. In connection with the satisfaction of his prior judgment, Mr. Brick has also initiated new litigation against the Company and others entitled Joseph K. Brick vs. EMB Corporation, EMB Mortgage Corporation, Valley Pacific Environmental & Energy, William V. Perry and Does 1 through 30, Superior Court of the County of Orange, Case No. 01CC10914. On June 10, 2002, the Company has filed a General Denial as to the Complaint in these proceedings. Management believes that this litigation lacks merit, as against the Company.

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

     EMB Mortgage Corporation and Impac Funding Corporation are engaged in litigation, Impac Funding Corporation vs. EMB Mortgage Corporation, et al., Superior Court, County of Monterey, Case No. M50028, filed on August 1, 2000. This is a judicial foreclosure action, wherein Impac is seeking to foreclose the Monterey, California, real property owned by EMB Mortgage Corporation. The obligation arises out of a promissory note secured by deed of trust for moneys alleged owed to the plaintiff by EMB Mortgage Corporation for loans required to be repurchased by EMB Mortgage Corporation or other alleged defaults by EMB Mortgage Corporation of the various agreements with Impac concerning the funding and purchase of loans by Impac on behalf of EMB Mortgage Corporation. The Company and EMB Mortgage Corporation have agreed that the Company will bear all expenses of litigation, including attorneys fees and associated costs and, at its sole option, may elect to assist EMB Mortgage Corporation in reaching a resolution of the pending legal action. On or about October 4, 2001, EMB Mortgage Corporation entered into a settlement agreement with Impac Funding Corporation whereby the term of the promissory note was extended for one year, with several interim paymentsIt was further agreed, and the Company concurred, that, at the extended date of the note, the Company would issue shares of its common stock to Impac Funding Corporation equivalent in value to the then unpaid balance of the note. The Settlement Agreement also provides that the Company will issue to Impac Funding Corporation a five-year warrant for the purchase of up to 100,000 shares of the Company's common stock at a price of $0.0563 per share. A cash payment due Impac Funding in March, 2002 in the amount of $10,000 was not made by the Company and, as a result the Company is in default of its obligations under the terms of the settlement agreement. On June 14, 2002, Judgment of Foreclosure and Order of Sale was entered by the Court as against EMB Mortgage Corporation. As of the date of this Quarterly Report, neither EMB Mortgage Corporation nor the Company has been advised as to the date of sale or outcome thereof, if held.

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


Item 2. Changes in Securities and Use of Proceeds.

     On or about May 15, 2002, the Company issued an aggregate of 575,000 shares of its Common Stock to third parties in connection with consulting agreements. The shares of Common Stock that were issued pursuant to the Company's 1999 Stock Plan, as Amended, and had been registered with the Securities and Exchange Commission by means of the Registration Statement on Form S-8 which was filed with the Securities and Exhange Commission and became effective on May 10, 2002.

     In addition, on or about May 15, 2002, the Company issued 1,000,000 shares of its Common Stock to a third party in connection with a consulting agreement. This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

     On or about April 15, 2002, the Company issued an aggregate of 35,000 shares of its Series D Preferred Stock to an unrelated party for cash in the amount of $35,000. This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.


Item 3. Defaults Upon Senior Securities.

     None


Item 4. Submission of Matter to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 2002.


Item 5. Other Information.

     None

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

          Exhibit
          Number                              Description
          ------                              -----------

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

          Exhibit
          Number                              Description
          ------                              -----------

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

          Exhibit
          Number                              Description
          ------                              -----------

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

     (b)  Reports on Form 8-K.

     During the period ended June 30, 2002, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EMB CORPORATION


Date: August 19, 2002                  By: /s/ James E. Shipley
                                       ------------------------
                                       James E. Shipley
                                       President, Director, Acting Secretary and
                                       Acting Principal Accounting and
                                       Chief Financial Officer