Form 10KSB
period 2002-09-30
AMT Group, Inc.
filed 2007-12-17
CIK 1017797

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 1-11883
AMT GROUP, INC.
(Name of small business issuer as specified in its charter)

Nevada	95-3811580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Old Route 25A, Fort Salonga, NY 11768 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:   (646) 383-4832
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock $0.001 par value
___________________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ X ] No [ ]

The issuer’s revenues for the Registrant’s fiscal year ending as of the date of this Report were $42,220,967

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,448. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 400,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 3, 2007, there were 44,480,622 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

PART I

Item 1. Description of Business

We were originally incorporated in 1960 in Hawaii, as "Pacific International, Inc.” with the intent of acquiring and managing developed and underdeveloped real estate. However, we did not conduct significant operations for a number of years until we agreed to acquire substantially all of the assets and assume certain liabilities of Sterling Alliance Group, Ltd. in December 1995. Subsequently, we changed our name to EMB Corporation to reflect the change in the purpose and nature of our business. On February 7, 2007, we merged with and into AMT Group, Inc. a Nevada corporation, changing our name to AMT Group, Inc.

In December 1998, we substantially ceased operations of our EMB Mortgage Corporation subsidiary and in January 2000, we adopted a plan to divest ourselves of the remaining mortgage banking operations. On February 22, 2000, we sold our interest in Residential Mortgage Corporation to another mortgage banking entity, through the cancellation of 40,000 shares of our common stock.

  On June 24, 2000, we entered into an asset purchase agreement with Cyrus, Ltd. to acquire rights to operate two natural gas processing plants in Tennessee. On November 10, 2000, we rescinded the transaction due to the quality of the gas available for processing.

On November 10, 2000, our board of directors approved a plan to acquire various natural gas pipelines, located in the State of Oklahoma for total consideration of $1,200,000, which would be paid with a convertible promissory note. Following our due diligence investigation, we decided not to proceed with the proposed acquisition.

On July 23, 2001, we entered into an agreement to acquire from William R. Parker, its sole shareholder, all of the issued and outstanding shares of Saddleback Investment Services, Inc., a California corporation, doing business as American National Mortgage.

On September 30, 2001, we entered into an agreement to acquire from FGFC Holdings, Inc., a California corporation, its sole shareholder, all of the issued and outstanding shares of First Guaranty Financial Corporation, a California corporation.

On September 6, 2002, we entered into a rescission agreement with FGFC Holdings, Inc. rescinding the September 30, 2001 agreement and any amendments thereto.

On November 12, 2002, we entered into a rescission agreement with William R. Parker rescinding the July 23, 2001 agreement and any amendments thereto.

We have had minimal business operations since June 30, 2002.

Item 1a. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this registration statement before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks.

Our future revenues are unpredictable and our operating results are likely to fluctuate from quarter to quarter.

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

The mortgage lending business is affected by interest rates and other factors beyond our control.

The results of our will be affected by various factors, many of which are beyond our control. The results of our operations, will depend, among other things, on the level of net cash flows generated by our mortgage assets and the supply of and demand for mortgage loans. Our net cash flows will vary as a result of changes in interest rates, the behavior of which involves various risks and uncertainties as set forth below. Prepayment rates and interest rates depend upon the nature and terms of the mortgage assets, the geographic location of the properties securing the mortgage loans, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Because interest rates will significantly affect our activities, our operating results will depend, in large part, upon our ability to utilize appropriate strategies to maximize returns while attempting to minimize risks.

Mortgage loans are subject to the risk of default by borrowers and certain inherent risks related to real estate.

Mortgage loans are subject to varying degrees of risk, including the risk of a default by the borrowers on a mortgage loan, and the added responsibility on the part of the Company of foreclosing in order to protect its investment. The ability of the borrowers to make payments on non-single-family mortgage loans is highly dependent on the borrowers' ability to manage and sell, refinance or otherwise dispose of the properties and will be dependent upon all the risks generally associated with real estate investments which are beyond our control. We must rely on the experience and ability of the borrowers to manage, develop and dispose of or refinance the properties. Investing in real estate is highly competitive and is subject to numerous inherent risks, including, without limitation, changes in general or local economic conditions, neighborhood values and interest rates, limited availability of mortgage funds which may render the sale or refinancing of the properties difficult, increases in real estate taxes, other operating expenses, the supply and demand for properties of the type involved, toxic and hazardous wastes, environmental considerations, zoning laws, entitlements, rent control laws, other governmental rules and fiscal policies and acts of God, such as floods, which may result in uninsured losses.

We may not diversify our portfolio of mortgage loans.

Our mortgage loans may be obligations of a limited number of borrowers on a limited number of properties. The lack of diversity in the type, number and geographic location of mortgage loans made by us would materially increase the risk of an investment in the Common Stock.

In the event we are not successful in securitizing mortgage loans, we will continue to bear the risks of borrower defaults and bankruptcies, fraud losses and special hazard losses.

We may acquire and accumulate mortgage loans as part of our long-term investment strategy or until a sufficient quantity has been acquired for securitization into mortgage-backed securities. There can be no assurance that we will be successful in securitizing mortgage loans. While holding mortgage loans, we will be subject to risks of borrower defaults and bankruptcies, fraud losses and special hazard losses. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. It may not be desirable, possible or economic for us to complete the securitization of any or all mortgage loans which the Company acquires or funds, in which case we will continue to hold the mortgage loans and bear the risks of borrower defaults and special hazard losses.

The mortgage loans we invest in will be secured by the properties and will also be a recourse obligation of the borrower. In the event of a default, we will be able to look to the borrower to make up any deficiency between the value of the collateral and the principal amount of the mortgage loan.

  It is expected that when we acquire mortgage loans, the sellers will represent and warrant to us that there has been no fraud or misrepresentation with respect to the origination of the mortgage loans and will agree to repurchase any loan with respect to which there is fraud or misrepresentation. There can be no assurance that we will be able to obtain the repurchase agreement from the sellers. Although we may have recourse to the sellers based on the sellers' representations and warranties to us, we will be at risk for loss to the extent the sellers do not perform their repurchase obligations.

We may acquire mortgage loans from failed savings and loan associations or banks through United States government agencies such as the Resolution Trust Corporation or the Federal Deposit Insurance Corporation. These institutions do not provide the seller's typical representations against fraud and misrepresentation. We intend to acquire third party insurance, to the extent that it is available at a reasonable price, for such risks. In the event we are unable to acquire such insurance, we would be relying solely on the value of the collateral underlying the mortgage loans. Accordingly, we will be subject to a greater risk of loss on obligations purchased from these institutions.

To the extent that we are unable to maintain an adequate warehouse line of credit, we may have to curtail loan origination and purchasing activities.

We rely significantly upon its access to warehouse credit facilities in order to fund new originations and purchases. We expect to be able to maintain its existing warehouse line of credit (or to obtain replacement or additional financing) as the current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms, if at all. To the extent that we are unable to maintain an adequate warehouse line of credit, we may have to curtail loan origination and purchasing activities, which could have a material adverse effect on our operations and financial condition.

Variations in mortgage prepayments may cause changes in our net cash flows.

Mortgage prepayment rates vary from time to time and may cause changes in the amount of our net cash flows. To the extent that prepayments occur, the yield on our mortgage loans would be affected as well as our net cash flows. Prepayments of adjustable-rate mortgage loans included in or underlying mortgage-backed securities generally increase when then-current mortgage interest rates fall below the interest rates on such adjustable-rate mortgage loans. Conversely, prepayments of such mortgage loans generally decrease when then-current mortgage interest rates exceed the interest rate on the mortgage loans included in or underlying such mortgage-backed securities. Prepayment experience also may be affected by the geographic location of the properties securing the mortgage loans included in or underlying mortgage-backed securities, the assumability of such mortgage loans, the ability of the borrower to convert to a fixed-rate loan, conditions in the housing and financial markets and general economic conditions.

Our portfolio of mortgage loans may include privately issued pass-through certificates which are typically not guaranteed by the United States Government

We may include privately issued pass-through certificates backed by pools of adjustable-rate single family and multi-family mortgage loans and other real estate-backed mortgage loans in its investment portfolio. Because principal and interest payments on privately issued pass-through certificates are typically not guaranteed by the United States government or an agency of the United States government, such securities generally are structured with one or more types of credit enhancement. Such forms of credit enhancement are structured to provide protection against risk of loss due to default on the underlying mortgage loan, or bankruptcy, fraud and special hazard losses, such as earthquakes. Typically, third parties insure against these types of losses, and we would be dependent upon the credit worthiness of the insurer for credit-rating, claims paying ability of the insurer and timeliness of reimbursement in the event of a default on the underlying obligations. Furthermore, the insurance coverage for various types of losses is limited in amount, and losses in excess of the limitation would be our responsibility.

We may also purchase mortgage loans issued by GNMA, FNMA or FHLMC. Each of these entities provides guarantees against risk of loss for securities issued by it. In the case of GNMA, the timely payment of principal and interest on its certificates is guaranteed by the full faith and credit of the United States government. FNMA guarantees the scheduled payments of interest and principal and the full principal amount of any mortgage loan foreclosed or liquidated on its obligations. FHLMC guarantees the timely payment of interest and ultimate collection of principal on its obligations, while with respect to certificates issued by FNMA and FHLMC, payment of principal and interest of such certificates are guaranteed only by the respective entity and not by the full faith and credit of the United States government.

We are dependent upon independent mortgage brokers and others, none of whom is contractually obligated to do business with us.

We depend in part on independent mortgage brokers, financial institutions, realtors® and mortgage bankers for its originations and purchases of mortgage loans. Our competitors also seek to establish relationships with such independent mortgage brokers, financial institutions, realtors® and mortgage bankers, none of whom is contractually obligated to continue to do business with us. In addition, we expect expects the volume of wholesale loans that it originates and purchases to increase. Our future results may become more exposed to fluctuations in the volume and cost of its wholesale loans resulting from competition from other originators and purchasers of such loans, market conditions and other factors.

We will have little control over the operations of the pass-through entities in which we may purchase interests.

If we purchase interests in various pass-through entities, we will be in the position of a "holder" of shares of such entities including, real estate investment trusts, other trusts or partnerships, or a holder of other types of pass-through interests. Therefore, we will relying exclusively on the management capabilities of the general partners, managers and trustees of those entities for the management and investment decisions made on their behalf. In particular, except for voting rights on certain matters, we will have no control over the operations of the pass-through entities in which it purchases interests, including all matters relating to the operation, management, investment decisions, income and expenses of such entities, including decisions with respect to actions to be taken to collect amounts owed to such entities. If such managers, trustees or general partners take actions or make decisions which are adverse to us or a pass-through entity, it may not be cost-efficient for us to challenge such actions or decisions. Moreover, if we do not become a substituted owner of such interests, it would not have the right to vote on matters on which other interest owners in such entities have a right to vote or otherwise challenge management decisions. Finally, should any of such managers, trustees or general partners experience financial difficulties for any reason, the entities in which we invest could be adversely affected, thereby adversely affecting the value of our investments.

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

Upon foreclosure of a property, we may have difficulty in finding a purchaser or may have to sell the property at a loss.

If a mortgaged property is not sold by the maturity date of the underlying mortgage loan, the borrower may have difficulty in paying the outstanding balance of such mortgage loan and may have to refinance the property. The borrower may also experience difficulty in refinancing the property if that becomes necessary due to unfavorable interest rates or the unavailability of credit.

If any amounts under a mortgage loan are not paid when due, we may foreclose upon the property of the borrower. In the event of such a default which requires us to foreclose upon a property or otherwise pursue its remedies in order to protect our investment, we will seek to obtain a purchaser for the property upon such terms as we deem reasonable. However, there can be no assurance that the amount realized upon any such sale of the underlying property will result in financial profit or prevent loss. In addition, because of potential adverse changes in the real estate market, locally or nationally, we may be forced to own and maintain the property for a period of time to protect the value of its investment. In that event, we may not be able to receive any cash flow from such mortgage loan and we would be required to pay such sums as may be necessary to maintain and manage the property.

We may be required to investigate and clean up hazardous or toxic substances of properties securing loans that are in default.

We have not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. In the course of our business, we have acquired and may acquire in the future properties securing loans that are in default. Although we primarily lend to owners of residential properties, there is a risk that we could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after we acquire them and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

The amount of interest charged to a borrower is subject to compliance with state usury laws

The amount of interest payable by a borrower to us may exceed the rate of interest permitted under the California Usury Law and the usury laws of other states. Although we do not intend to make or invest in mortgage loans with usurious interest rates, there are uncertainties in determining the legality of interest rates. Such limitations, if applicable, may decrease the yield on our investments.

With respect to the interest rate we charge to our borrowers in the State of California, the we will relying upon the exemption from its usury law which provides that loans that are made or arranged by a licensed real estate broker and which are secured by a lien on real property are exempt from the usury law. We intend to use licensed real estate brokers to arrange the mortgage loans so that no violation of the applicable usury law would take place. Additionally, if any of our employees or directors is a licensed real estate broker in the State of California, we may use such person to arrange all or a portion of the mortgage loans to qualify for the usury exemption.

The consequences for failing to abide by the usury law include forfeiture of all interest payable on the loan, treble damages with respect to excessive interest actually paid, and criminal penalties. We believe that because of the applicable exemptions and the provisions of California Civil Code 1917.005 exempting lenders who originate loan transactions from the California usury laws, no violation of the California Usury Law will occur. We will attempt to rely on similar exemptions in other states if necessary but there is no guarantee that it will be able to do so.

If a borrower enters bankruptcy, an automatic stay will prevent us or any trustee from foreclosing on the property securing such borrower's loan until relief from the stay can be sought.

If a borrower enters bankruptcy, either voluntarily or involuntarily, an automatic stay of all proceedings against the borrower's property will issue. This stay will prevent us or any trustee from foreclosing on the property securing such borrower's loan until relief from the stay can be sought from the bankruptcy court. No guaranty can be given that the bankruptcy court will lift the stay, and significant legal fees and costs may be incurred in attempting to obtain such relief.

We face competition in the acquisition of mortgage loans from competitors having greater financial resources.

We will face intense competition in the origination, acquisition and liquidation of its mortgage loans. Such competition can be expected from banks, savings and loan associations and other entities, including REITs. Many of our competitors have greater financial resources than us.

Because of intense competition for skilled personnel, we may not be able to recruit or retain necessary personnel on a cost-effective basis.

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

The loss of any of our key personnel could significantly harm our business.

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

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products.

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

The market price of our common stock may experience fluctuation unrelated to operating performance, including future private or public offerings of our capital stock.

The market price of our Common Stock may experience fluctuations that are unrelated to our operating performance. In particular, the price of the Common Stock may be affected by general market price movements as well as developments specifically related to the mortgage industry such as, among other things, interest rate movements. In addition, our operating income on a quarterly basis is significantly dependent upon the successful completion of our loan sales in the market, and our inability to complete these transactions in a particular quarter may have a material adverse impact on our results of operations for that quarter and could, therefore, negatively impact the price of our Common Stock.

We may increase its capital by making additional private or public offerings of our Common Stock, securities convertible into our Common Stock, preferred stock or debt securities. The actual or perceived effect of such offerings, the timing of which cannot be predicted, may be the dilution of the book value or earnings per share of the Common Stock outstanding, which may result in the reduction of the market price of the Common Stock and affect our ability to access the capital markets.

Any acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results.

We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have no experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including:

• Problems assimilating the purchased operations, technologies or products;

• Unanticipated costs associated with the acquisition;

• Diversion of management's attention from our core business;

• Adverse effects on existing business relationships with suppliers and customers;

• Risks associated with entering markets in which we have no or limited prior experience; and

• Potential loss of the purchased organization's or our own key employees.

We cannot assure you that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could significantly harm our business.

Our headquarters and many of our customers are located in California where natural disasters may occur.

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

We have a limited operating history and may not succeed.

We have a limited operating history and may not succeed. Our plans and businesses are “proposed” and “intended” but we may not be able to successfully implement them. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the operation of our business. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

Requirements associated with being a public company will require significant company resources and management attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

In addition, compliance with reporting and other requirements applicable to public companies such as Sarbanes Oxley will create additional costs for us, will require the time and attention of management and will require the hiring of additional personnel and outside consultants. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact on our management's attention to these matters will have on our business.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Our planned growth, if any, together with our added obligations of being a public company may strain our business infrastructure, which could adversely affect our operations and financial condition.

If we grow, we will face the risk that our existing resources and systems may be inadequate to support our growth. We may also face new challenges, including an increase in information to be processed by our management information systems and diversion of management attention and resources away from existing operations and towards the opening of new and relocated stores and new markets. Our current growth strategy will require us to increase our management and other resources over the next few years. In particular, heightened new standards with respect to internal accounting and other controls, as well as other resource-intensive requirements of being a public company, may further strain our business infrastructure. If we are unable to manage our planned growth and maintain effective controls, systems and procedures, we would be unable to efficiently operate and manage our business and may experience errors or information lapses affecting our public reporting, either of which could adversely effect our operations and financial condition.

Costs of legal matters and regulation could exceed estimates and adversely affect our business.

We may become parties to a number of legal and administrative proceedings involving matters pending in various courts or agencies. These include proceedings associated with facilities currently or previously owned, operated or leased by us and include claims for personal injuries and property damages. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to legal matters and other contingencies.

Any projections used in this report may not be accurate and our actual performance may not match or approximate the projections.

Any and all projections and estimates contained in this report or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

Our estimates may prove to be inaccurate and future net cash flows are uncertain. Any significant variance from these assumptions could greatly affect our estimates.

Our estimates of both future sales and the timing of development expenditures are uncertain and may prove to be inaccurate. We also make certain assumptions regarding net cash flows and operating costs that may prove incorrect when judged against our actual experience. Any significant variance from these assumptions could greatly affect our estimates of future net cash flows and our ability to borrow under our credit facility.

We require substantial capital requirements to finance our operations. Our inability to obtain financing will adversely impact our business.

We will require additional capital for future operations. We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

▪	cash provided by operating activities;
▪	available cash and cash investments; and
▪	capital raised through debt and equity offerings.

The uncertainties and risks associated with future performance and revenues will ultimately determine our liquidity and our ability to meet anticipated capital requirements. If declining prices cause our anticipated revenues to decrease, we may be limited in our ability to replace our inventory. As a result, our production and revenues would decrease over time and may not be sufficient to satisfy our projected capital expenditures. We may not be able to obtain additional financing in such a circumstance.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference - a pre-set distribution in the event of a liquidation - that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

We do not anticipate paying dividends on our capital stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the growth of our business. In addition, the terms of the instruments governing our existing debt and any future debt or credit facility may preclude us from paying any dividends.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 2. Description of Property

Real Property

We do not own any property. As of August 2, 2007, we share office space at 50 Old Route 25A, Fort Salonga, NY 11768. We do not have a lease for this office space and utilize the space on a month to month basis.

Item 3. Legal Proceedings

Currently, we are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to our securities holders for the period of this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market information

As of April 12, 2007, our common stock was quoted in the over-the-counter market on the electronic bulletin board maintained by the National Association of Securities Dealers, Inc. under the symbol "AMTU." The closing price of our common stock on April 12, 2007 was $0.05 as quoted on www.pinksheets.com. As of December 3, 2007, our common stock is not currently quoted.

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

Holders

We have approximately 911 holders of record of our common stock.

Dividends

We have not declared any cash dividends on any class of our securities and we do not have any restrictions that currently limit, or are likely to limit, our ability to pay dividends now or in the future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities authorized for issuance under equity compensation plans

We do not have any securities authorized for issuance under equity compensation plans.

Item 6. Management’s Discussion and Analysis of Plan of Operation

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this registration statement. This registration statement contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this registration statement.

The forward-looking events discussed in this registration statement, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies

The Company’s policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles. The company has elected a September 30, year-end.

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.

Revenue is recognized at the time of sale.

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Results of Operations

For the year ended September 30, 2002, we had revenues of $42,220,967, operating expenses of $37,096,753 and an operating income of $5,124,214.

Liquidity and Capital Resources

At September 30, 2002, we had cash of $0. As of December 3, 2007, we have $0 cash on hand.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

Item 7. Financial Statements

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our sole officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. There were not any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) Of The Exchange Act

The following table sets forth, as of the date of this registration statement, the name, age and position of our sole officer and director.

NAME	AGE	POSITION

Ms. Pak King Diu	22	President, Financial Officer, Secretary and Director

The background of our sole director/executive officer is as follows:

Ms. Pak King Diu

Ms. Pak King Diu is our Sole officer and Director. In addition to working for us, since 2002, she has been acting as the President of Delimma Company, Limited which is a Japanese fashion chain store located in Hong Kong. From October 2006, Ms. Diu has also worked as an independent consultant for Best Move Holdings Limited (www.bestmoveholdings.com) marketing its sports and high fashion apparel in the United States, Germany and 16 cities in China. Ms. Diu Graduated from Hong Kong Ploytechnic University with a major in Fashion Merchandising.

Information about our Board and its Committees.

Audit Committee

We currently do not have an audit committee although we intend to create one as the need arises. Currently, our Board of Directors serves as our audit committee.

Compensation Committee

We currently do not have a compensation committee although we intend to create one as the need arises. Currently, our Board of Directors serves as our Compensation Committee.

Advisory Board

We currently do not have an advisory board although we intend to create one.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period covered by this Report, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

Code of Ethics

We currently do not have an advisory board although we intend to create one as the need arises.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to our Chief Executive Officer, which is our sole executive officer, for services rendered, and to be rendered:

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Ms. Pak King Diu(1)	2007	0	0	0	0	0	0	0	0
President, Chief Financial Officer, Secretary, and Director	2006	0	0	0	0	0	0	0	0

Jennifer Gottlob	2007	0	0	0	0	0	0	0	0
Former President, Chief Financial Officer, Secretary, and Director	2006	0	0	0	0	0	0	0	0

(1) Ms. Diu became our sole officer and director on July 24, 2007.

Employment Agreement

We currently do not have an employment agreement with Ms. Diu to act as our Director, President, Chief Financial Officer and Secretary although we intend to enter into one with Ms. Diu.

Compensation of Director

We currently do not compensate our sole director. In the future, we may compensate our current director or any additional directors for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may request certain members of the board of directors to perform services on our behalf. In such cases, we will compensate the directors for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 44,480,622 issued and outstanding shares of our common stock as of December 3, 2007, by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Tian-ming Ren(1)	50,000	*

Chao-chyn Tseng(2)	300,000	*

Yun-sen Ku(3)	50,000	*

Ms. Pak King Diu(4)	0	0%

Total	400,000	*

* Less than 1%

(1) The address is 4F, No. 137, Sec. 2, Shiyuan RoadWanhua District, Taipei 108, Taiwan.

(2) The address is 5F-2, No. 765, Section 4, Bade Road, Sungshan District, Taipei 10567, Taiwan.

(3) The address is 6F, No. 10, Lane21, Alley 68Wenhu Street, Neihu District, Taipei 11445, Taiwan.

(4) The address is 50 Old Route 25A, Fort Salonga, NY  11768.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this registration statement and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement.

Item 12. Certain Relationships and Related Transactions.

We have not entered into any material transactions with related parties in the past two years.

Transactions with Promoters

None.

Item 13. Exhibits.

Exhibit #	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to our Registration Statement on Form 10-SB filed on June 28, 1996).
3.2	Bylaws (incorporated by reference to Exhibit 3(i) to our Registration Statement on Form 10-SB filed on June 28, 1996).

31.1	Certification of Ms. Pak King Diu, pursuant to Rule 13a-14(a) (Attached hereto).

31.2	Certification of Ms. Pak King Diu, pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification of Ms. Pak King Diu, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Lawrence Scharfman, CPA, as our auditors for the year ended as of the date of this Report.

Audit Fees

               Lawrence Scharfman, CPA, billed us $8,000 in audit fees during the year ended as of the date of this Report.

Audit-Related Fees

   We did not pay any fees to Lawrence Scharfman, CPA, for assurance and related services that are not reported under Audit Fees above, during our fiscal year ending as of the date of this Report.

Tax and All Other Fees

We did not pay any fees to Lawrence Scharfman, CPA , for tax compliance, tax advice, tax planning or other work during our fiscal year ending as of the date of this Report.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Lawrence Scharfman, CPA, and the estimated fees related to these services.

With respect to the audit of our financial statements as of the date of this Report, and for the year then ended, none of the hours expended on Lawrence Scharfman, CPA’s engagement to audit those financial statements were attributed to work by persons other than Lawrence Scharfman, CPA’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AMT Group, Inc. /s/ Ms. Pak King Diu By: Ms. Pak King Diu Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ms. Pak King Diu Ms. Pak King Diu	Director, President, Chief Executive Officer, and Chief Financial Officer	December 3, 2007

LAWRENCE SCHARFMAN CPA P.A.
Certified Public Accountants

9608 Honey Bell Circle
Boynton Beach, FL 33437
Telephone: (561) 733-0296
Facsimile: (561) 740-0613
INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:

AMT Group, Inc., fka, EMB Corp.
50 Old Route 25A
Fort Salonga, NY  11768

We have audited the accompanying balance sheet of AMT Group, Inc, fka, EMB Corp, a Nevada corporation, as of September 30, 2002 and the related statements of operations, stockholders equity and cash flows for the year then ended.

These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMT Group, Inc. as of September 30, 2002 and the results of its operations in conformity with accounting principles generally accepted in the United States of America. The company has had difficulty in generating sufficient cash flow to meet its obligations and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt as to their ability to continue as a going concern.

Lawrence Scharfman CPA PA

/s/ Lawrence Scharfman CPA, PA

Boynton Beach, Florida
June 30, 2007

F-2

AMT GROUP, INC.
BALANCE SHEET
September 30, 2002

ASSETS

Current assets:
Cash	$0
Total current assets	0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$0
Total current liabilities	0

Long-term Liabilities:

TOTAL LIABILITIES	0

STOCKHOLDERS' DEFICIT (Note 4)
Preferred Convertible Series D stock, 1,000,000 shares authorized, no par value,	140,000
140,000 shares issued and outstanding	—
Preferred Convertible Series E stock, 3,000,000 shares authorized, no par value,	235,000
2,500,000 shares issued and outstanding
Common stock, 30,000,000 shares authorized, no par value,	2,753,079
23,372,569 shares issued and outstanding
Treasury Stock, Preferred Convertible shares	(235,000)
Retained deficit	(2,893,079)

TOTAL STOCKHOLDERS' DEFICIT	0

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0

See notes to the financial statements

F-3

AMT GROUP, INC.
STATEMENTS OF OPERATIONS

	For The	For The
	Year Ended	Year Ended
	September 30, 2002	September 30, 2001

Revenues:
Sales	$42,220,967	$9,253,502
Total revenues	42,220,967	9,253,502

Expenses:
Salaries and Wages	0	1,961,234
General and administrative (Note 1)	2,900,803	2,838,838
Interest and fees	41,915	2,723,615
Commissions	0	1,451,840
Write Down of Assets	34,154,035	0
Total operating expenses	37,096,753	8,975,527

Income (Loss) from operations	5,124,214	277,975

Provision for Income Taxes (Note 5)	-	12,648

NET INCOME (LOSS)	$5,124,214	$265,327

Basic income (loss) per common share	$0.60	$0.03
Diluted income (loss) per common share	$0.45	$0.02

Weighted average common shares outstanding - Basic	8,490,952	8,490,952
Weighted average common shares outstanding - Diluted	11,490,952	11,490,952

See notes to the financial statements
F-4

AMT GROUP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

									Total
		Preferred Stock		Common Stock		Treasury Stock		Retained	Stockholders'
		Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance at September 30, 2001	*	2,500,000	$235,000	$16,706,944	$1,841,901	(2,500,000)	$(235,000)	(7,134,276)	$(5,292,375)

Issued Stock	*	140,000	140,000	6,665,625	911,178	0	0	—	1,051,178

Net Income (loss) for the period from October
1, 2001 through September 30,2002		—	—	—	—	—	—	5,124,214	5,124,214
								(883,017)	(883,017)
Balance at September 30, 2002	*	2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

See notes to the financial statements

F-5

AMT GROUP, INC.
STATEMENTS OF CASH FLOWS

	For The	For The
	Year Ended	Year Ended
	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$5,124,514	$265,327
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	-	99,288
Changes in operating assets and liabilities:
Accounts Receivable	0	(187,593)
Loans held for sale	0	(21,236,400)
Restricted Assets	0	(21,970)
Accounts payable and accrued expenses	0	94,288
Line of Credit	0	21,236,400

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,124,514	500,862

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from acquisition of business	0	97,032

CASH FLOWS FROM FINANCING ACTIVITIES
Principal paid on notes payable		(80,477)
Accumulated deficit	(8,017,293)	0
Common Stock	2,753,079	0
Preferred Convertible Series D	140,000	0
Preferred Convertible Series E	235,000	0
Treasury Stock	(235,000)
NET CASH USED IN FINANCING ACTIVITIES	(5,124,214)	16,555

NET CHANGE IN CASH	0	517,417

CASH BALANCES
Beginning of period	0	61,519
End of period	$0	$578,936

See notes to the financial statements
F-6

AMT GROUP, INC.
fka
EMB Corp.

Notes to Financial Statements

NOTE 1.  SUMMARY OF ACCOUNTING POLICIES

a. Organization

The Company was originally incorporated in 1960 in Hawaii, as "Pacific International, Inc.” with the intent of acquiring and managing developed and underdeveloped real estate. The Company did not conduct significant operations for a number of years until the Company acquired substantially all of the assets and assumed certain liabilities of Sterling Alliance Group, Ltd. in December 1995. Subsequently, the Company changed its name to EMB Corporation to reflect the change in the purpose and nature of its business. On February 7, 2007, the Company merged with and into AMT Group, Inc. a Nevada corporation, changing its name to AMT Group, Inc.

In December 1998, the Company substantially ceased operations of its EMB Mortgage Corporation subsidiary and in January 2000, the Company adopted a plan to divest the remaining mortgage banking operations. On February 22, 2000, the Company sold its interest in Residential Mortgage Corporation to another mortgage banking entity, through the cancellation of 40,000 shares of its common stock.

On June 24, 2000, the Company entered into an asset purchase agreement with Cyrus, Ltd. to acquire rights to operate two natural gas processing plants in Tennessee. On November 10, 2000, the Company rescinded the transaction due to the quality of the gas available for processing.

On November 10, 2000, the Company’s board of directors approved a plan to acquire various natural gas pipelines, located in the State of Oklahoma for total consideration of $1,200,000, which would be paid with a convertible promissory note. Following our due diligence investigation, the Company decided not to proceed with the proposed acquisition.

On July 23, 2001, the Company entered into an agreement to acquire from William R. Parker, its sole shareholder, all of the issued and outstanding shares of Saddleback Investment Services, Inc., a California corporation, doing business as American National Mortgage.

On September 30, 2001, the Company entered into an agreement to acquire from FGFC Holdings, Inc., a California corporation, its sole shareholder, all of the issued and outstanding shares of First Guaranty Financial Corporation, a California corporation.

On September 6, 2002, the Company entered into a rescission agreement with FGFC Holdings, Inc. rescinding the September 30, 2001 agreement and any amendments thereto.

On November 12, 2002, the Company entered into a rescission agreement with William R. Parker rescinding the July 23, 2001 agreement and any amendments thereto.

The Company has had minimal business operations since June 30, 2002.

b. Accounting Method

The Company’s policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (“GAAP”). The company has elected a September 30, year-end.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.

d. Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

e. Revenue Recognition

Revenue is recognized at the time of sale.

f. Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

i. Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

j. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company has adopted SFAS No. 123 (R) effective January 1, 2006. The Company has determined that the provisions of SFAS No. 123 (R) did not have any significant impact on its financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principals. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

The adoption of these pronouncements has not made a material effect on the Company’s financial position or results of operations.

NOTE 2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a limited operating history and limited funds. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The Company is dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plans to raise necessary funds via a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully operate its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to meet our obligations on a timely basis, and, ultimately to attain profitability.

NOTE 3.	STOCKHOLDERS’ DEFICIT

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2002:

Preferred stock Series D, no par value; 1,000,000 shares authorized, 140,000 shares issued and outstanding.

Preferred stock Series E, no par value; 3,000,000 shares authorized, 2,500,000 shares issued and outstanding.

Common stock, no par value; 30,000,000 shares authorized: 23,372,569 shares issued and outstanding.

NOTE 5. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The	For The
	Year Ended	Year Ended
	September 30, 2002	September 30, 2001

U.S. statutory federal rate, graduated………………………………..	34.24%	34.24%
State income tax rate, net of federal…………………………………….	4.21%	4.21%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-38.45%	-38.45%
	0.00%	0.00%

At September 30, 2002, deferred tax assets consisted of a net tax asset of $0.

F-7