Form 10QSB
period 2002-12-31
AMT Group, Inc.
filed 2007-12-17
CIK 1017797

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

AMT GROUP, INC.

Nevada	1-11883	95-3811580
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
50 Old Route 25A
Fort Salonga, NY 11768
(Address of principal executive offices)

(646) 383-4832
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act
          Yes   No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of December 11, 2007, there were 44,480,622 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format: No

PART I

ITEM 1. FINANCIAL STATEMENTS

AMT Group, Inc., fka EMB Corp.

Page

Balance Sheet at March 31, 2003 and September 30, 2002	F-2

Statement of Operations for the six months ended March 31, 2003, for the six months ended March 31, 2002 and for the year ended September 30, 2002	F-3

Statement of Changes in Shareholders' Deficit for the period from September 30, 2001 through September30, 2002 and for the six months ended March 31, 2003	F-4

Statements of Cash Flows for the six months ended March 31, 2003 and for the six months ended March 31, 2002 and for the year ended September 30, 2002	F-5

Notes to Financial Statements	F-6

AMT Group, Inc., fka EMB Corp.
BALANCE SHEET
March 31, 2003

	March 31, 2003	September 30, 2002

ASSETS

Current assets:
Cash	$0	$0
Total current assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$0	$0
Total current liabilities	0	0

Long-term Liabilities:

TOTAL LIABILITIES	0	0

STOCKHOLDERS' DEFICIT (Note 4)
Preferred Convertible Series D stock, 1,000,000 shares authorized, no par value,	140,000	140,000
140,000 shares issued and outstanding	—	—
Preferred Convertible Series E stock, 3,000,000 shares authorized, no par value,	235,000	235,000
2,500,000 shares issued and outstanding
Common stock, 30,000,000 shares authorized, no par value,	2,753,079	2,753,079
23,372,569 shares issued and outstanding
Treasury Stock, Preferred Convertible shares	(235,000)	(235,000)
Retained deficit	(2,893,079)	(2,893,079)

TOTAL STOCKHOLDERS' DEFICIT	0	0

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

See notes to the financial statements
F-2

AMT Group, Inc., fka EMB Corp.
STATEMENTS OF OPERATIONS

	For The	For The	For The
	Six Months Ended	Six Months Ended	Year Ended
	March 31, 2003	March 31, 2002	September 30, 2002

Revenues:
Sales	$0	$4,970,124	$42,220,967
Total revenues	0	4,970,124	42,220,967

Expenses:
Salaries and Wages	0	77,403	0
General and administrative (Note 1)	0	5,773,338	2,900,803
Interest and fees	0	0	41,915
Commissions	0	0	0
Write Down of Assets	0	0	34,154,035
Total operating expenses	0	5,850,741	37,096,753

Income (Loss) from operations	0	(880,617)	5,124,214

Provision for Income Taxes (Note 5)	-	2,400	-

NET INCOME (LOSS)	$0	$(883,017)	$5,124,214

Basic income (loss) per common share	$0.00	$0.00	$0.60
Diluted income (loss) per common share	$0.00	$0.04	$0.45

Weighted average common shares outstanding - Basic	22,226,140	0	8,490,952
Weighted average common shares outstanding - Diluted	2,226,140	(20,258,009)	11,490,952

See notes to the financial statements
F-3

AMT Group, Inc., fka EMB Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

									Total
		Preferred Stock		Common Stock		Treasury Stock		Retained	Stockholders'
		Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance at September 30, 2001	*	2,500,000	$235,000	$16,706,944	$1,841,901	(2,500,000)	$(235,000)	(7,134,276)	$(5,292,375)

Issued Stock	*	140,000	140,000	6,665,625	911,178	0	0	—	1,051,178

Net Income (loss) for the period from October 1, 2001
through September 30,2002		—	—	—	—	—	—	5,124,214	5,124,214
								(883,017)	(883,017)
Balance at September 30, 2002	*	2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2002
through March 31, 2003		—	—	—	—	—	—

Balance at March 31, 2003	*	2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

See notes to the financial statements

F-4

AMT Group, Inc., fka EMB Corp.
STATEMENTS OF CASH FLOWS

	For The	For The	For The
	Six Months Ended	Six Months Ended	Year Ended
	March 31, 2003	March 31, 2002	September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$0	$(663,766)	$5,124,514
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	-	15,038	0
Changes in operating assets and liabilities:			0
Accounts Receivable	0	(4,525)	0
Loans held for sale	0	(4,659,407)	0
Restricted Assets	0	132,387	0
Other Assets	0	(201,557)	0
Accounts payable and accrued expenses	0	(311,385)	0
Issuance of Common Stock for services	0	655,028	0
Line of Credit	0	4,659,407	0

NET CASH PROVIDED BY OPERATING ACTIVITIES	0	(378,780)	5,124,514

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from acquisition of business	0	97,032	0

CASH FLOWS FROM FINANCING ACTIVITIES
Principal paid on notes payable		317,979	0
Accumulated deficit	0	0	(8,017,293)
Common Stock	0	0	2,753,079
Preferred Convertible Series D	0	0	140,000
Preferred Convertible Series E	0	0	235,000
Treasury Stock	0		(235,000)
NET CASH USED IN FINANCING ACTIVITIES	0	0	(5,124,214)

NET CHANGE IN CASH	0	(60,801)	0

CASH BALANCES
Beginning of period	0	578,936	0
End of period	$0	$518,135	$0

See notes to the financial statements
F-5

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2003

Preferred stock Series D, no par value; 1,000,000 shares authorized, 140,000 shares issued and outstanding.

Preferred stock Series E, no par value; 3,000,000 shares authorized, 2,500,000 shares issued and outstanding.

Common stock, no par value; 30,000,000 shares authorized: 23,372,569 shares issued and outstanding.

NOTE 5. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The	For The
	Six Months Ended	Year Ended
	March 31, 2003	September 30, 2002

U.S. statutory federal rate, graduated………………………………..	34.24%	34.24%
State income tax rate, net of federal…………………………………….	4.21%	4.21%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-38.45%	-38.45%
	0.00%	0.00%

At March 31, 2003, deferred tax assets consisted of a net tax asset of $0.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Results of Operations

For the period from September 30, 2002 through March 31, 2003, we had revenues of $0, operating expenses of $0 and a net income of $0. This net income of $0 was due to the closing of our business.

Liquidity and Capital Resources

At December 31, 2002, we had cash of $0. As of the date of this report, we have $0 cash on hand.

Off-balance Sheet Arrangements

We do not maintain any significant off-balance sheet arrangements

Foreign Currency Transactions

None.

Number of total employees and number of full time employees.

We do not have any full time employees and do not expect to hire any new employees within the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our sole officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. There were not any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

/s/ Ms. Pak King Diu Ms. Pak King Diu	President, Chief Financial Officer and Secretary	December 11, 2007