Form 10KSB
period 2003-09-30
AMT Group, Inc.
filed 2008-01-30
CIK 1017797

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [   ]         No [  X  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  [ X ]  No [    ]

The issuer’s revenues for the Registrant’s fiscal year ending as of the date of this Report were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $974,031.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 25,000,000 shareshave been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 24, 2008, there were 44,480,622 shares of ourcommon stock were issued and outstanding.

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

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders.  The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights.  The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock.  For example, a series of preferred stock may be granted the right to receive a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock.  In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.  As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

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

Item 2.  Description of Property

Real Property

We do not own any property.  As of January 24, 2008, we share office space at 50 Old Route 25A, Fort Salonga, NY  11768.  We do not have a lease for this office space and utilize the space on a month to month basis.

Item 3.  Legal Proceedings

            Currently, we are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matters to our securities holders for the period of this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market information

As of April 12, 2007, our common stock was quoted in the over-the-counter market on the electronic bulletin board maintained by the National Association of Securities Dealers, Inc. under the symbol "AMTU."  The closing price of our common stock on January 14, 2008, was $0.05 as quoted on www.pinksheets.com.

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

Item 6.  Management’s Discussion and Analysisof Plan of Operation

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

Results of Operations

For the year ended September 30, 2003, we had revenues of $0, operating expenses of $0and an operating income of $0.

Liquidity and Capital Resources

At September 30, 2003, we had cash of $0.  As of January 24, 2008, we have $0 cash on hand.

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

Informationabout our Board and its Committees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period covered by this Report,the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 44,480,622 issued and outstanding shares of our common stock as of January 24, 2008, by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Daygain Limited(1)	25,000,000	56%

Ms. Pak King Diu(2)	0	0%

Total	25,000,000	56%

(1)            The address is Room 203, 2/F Siu Fat Industrial Building, 139-141 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong.

(2)            The address is 50 Old Route 25A, Fort Salonga, NY  11768.

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

Audit Fees

               Lawrence Scharfman, CPA, billed us $8,000in audit fees duringthe year ended as of the date of this Report.

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

Signatures	Title	Date

/s/ Ms. Pak King Diu Ms. Pak King Diu	Director, President, Chief Executive Officer, and Chief Financial Officer	January 24, 2008

AMT Group, Inc., fka EMB Corp.

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at September 30, 2003 and September 30, 2002	F-3

Statement of Operations for the year ended September 30, 2003 and for the year ended September 30, 2002	F-4

Statement of Changes in Shareholders' Deficit for the period from September 30, 2001 through September 30, 2002 and for the year ended September 30, 2003	F-5

Statement of Cash Flows for the year ended September 30, 2003 and for the year ended September 30, 2002	F-6

Notes to Financial Statements	F-7

F-1

LAWRENCE SCHARFMAN CPA P.A.
Certified Public Accountants

9608 Honey Bell Circle
Boynton Beach, FL 33437
Telephone:  (561) 733-0296
Facsimile:    (561) 740-0613

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:

AMT Group, Inc., fka, EMB Corp.
50 Old Route 25A
Fort Salonga, NY  11768

We have audited the accompanying balance sheet of AMT Group, Inc, fka, EMB Corp, a Nevada corporation, as of September 30, 2003 and the related statements of operations, stockholders equity and cash flows for the year then ended.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMT Group, Inc. as of September 30, 2003 and the results of its operations in conformity with accounting principles generally accepted in the United States of America.  The company has had difficulty in generating sufficient cash flow to meet its obligations and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt as to their ability to continue as a going concern.

Lawrence Scharfman CPA PA

/s/  Lawrence Scharfman CPA, PA

Boynton Beach,  Florida
June 30, 2007

AMT Group, Inc., fka EMB Corp.
BALANCE SHEET
September 30, 2003

	September 30, 2003	September 30, 2002

ASSETS

Current assets:
Cash	$0	$0
Total current assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$0	$0
Total current liabilities	0	0

Long-term Liabilities:

TOTAL LIABILITIES	0	0

STOCKHOLDERS' DEFICIT (Note 4)
Preferred Convertible Series D stock, 1,000,000 shares authorized, no par value,	140,000	140,000
140,000 shares issued and outstanding	—	—
Preferred Convertible Series E stock, 3,000,000 shares authorized, no par value,	235,000	235,000
2,500,000 shares issued and outstanding
Common stock, 30,000,000 shares authorized, no par value,	2,753,079	2,753,079
23,372,569 shares issued and outstanding
Treasury Stock, Preferred Convertible shares	(235,000)	(235,000)
Retained deficit	(2,893,079)	(2,893,079)

TOTAL STOCKHOLDERS' DEFICIT	0	0

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

See notes to the financial statements

F-3

AMT Group, Inc., fka EMB Corp.
STATEMENTS OF OPERATIONS

		For The	For The
		Twelve Months Ended	Year Ended
		September 30, 2003	September 30, 2002

Revenues:
Sales		$0	$42,220,967
Total revenues		0	42,220,967

Expenses:
Salaries and Wages		0	0
General and administrative (Note 1)		0	2,900,803
Interest and fees		0	41,915
Commissions		0	0
Write Down of Assets		0	34,154,035
Total operating expenses		0	37,096,753

Income (Loss) from operations		0	5,124,214

Provision for Income Taxes (Note 5)		-	-

NET INCOME (LOSS)		$0	$5,124,214

Basic income (loss) per common share		$0.00	$0.60
Diluted income (loss) per common share		$0.00	$0.45

Weighted average common shares outstanding - Basic		0	8,490,952
Weighted average common shares outstanding - Diluted		0	11,490,952

See notes to the financial statements
	F-4

AMT Group, Inc., fka EMB Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

									Total
		Preferred Stock		Common Stock		Treasury Stock		Retained	Stockholders'
		Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance at September 30, 2001	*	2,500,000	$235,000	$16,706,944	$1,841,901	(2,500,000)	$(235,000)	(7,134,276)	$(5,292,375)

Issued Stock	*	140,000	140,000	6,665,625	911,178	0	0	—	1,051,178

Net Income (loss) for the period from October 1, 2001
through September 30,2002		—	—	—	—	—	—	5,124,214	5,124,214
								(883,017)	(883,017)
Balance at September 30, 2002	*	2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2002
through September 30, 2003		—	—	—	—	—	—

Balance at September 30, 2003	*	2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

See notes to the financial statements

F-5

AMT Group, Inc., fka EMB Corp.
STATEMENTS OF CASH FLOWS

		For The	For The
		Twelve Months Ended	Year Ended
		September 30, 2003	September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$0	$5,124,514
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation		0	0
Changes in operating assets and liabilities:			0
Accounts Receivable		0	0
Loans held for sale		0	0
Restricted Assets		0	0
Other Assets		0	0
Accounts payable and accrued expenses		0	0
Issuance of Common Stock for services		0	0
Line of Credit		0	0

NET CASH PROVIDED BY OPERATING ACTIVITIES		0	5,124,514

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of Notes Receivable		0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Principal paid on notes payable			0
Accumulated deficit		0	(8,017,293)
Common Stock		0	2,753,079
Preferred Convertible Series D		0	140,000
Preferred Convertible Series E		0	235,000
Treasury Stock		0	(235,000)
Issuance of shares for cash		0	0
NET CASH USED IN FINANCING ACTIVITIES		0	(5,124,214)

NET CHANGE IN CASH		0	0

CASH BALANCES
Beginning of period		0	0
End of period		$0	$0

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2003

Preferred stock Series D, no par value; 1,000,000 shares authorized, 140,000 shares issued and outstanding.

Preferred stock Series E, no par value; 3,000,000 shares authorized, 2,500,000 shares issued and outstanding.

Common stock, no par value; 30,000,000 shares authorized: 23,372,569 shares issued and outstanding.

NOTE 5.                       INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The	For The
	Year Ended	Year Ended
	September 30, 2003	September 30, 2002

U.S. statutory federal rate, graduated………………………………..	34.24%	34.24%
State income tax rate, net of federal…………………………………….	4.21%	4.21%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-38.45%	-38.45%
	0.00%	0.00%

At September  30, 2003, deferred tax assets consisted of a net tax asset of $0.