Form 10QSB
period 2005-03-31
AMT Group, Inc.
filed 2008-01-30
CIK 1017797

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

PART I

ITEM 1. FINANCIAL STATEMENTS

AMT Group, Inc., fka EMB Corp.

Page

Balance Sheet at March 31, 2005 and September 30, 2004	F-2

Statement of Operations for the three months ended March 31, 2005, the three months ended March 31, 2004, for the six months ended March 31, 2005 and for the six months ended March 31, 2004	F-3

Statement of Changes in Shareholders' Deficit for the period from September 30, 2001 through September 30, 2004 and for the six months ended March 31, 2005	F-4

Statement of Cash Flows for the six months ended March 31, 2005 the six months ended March 31, 2004 year ended September 30, 2004	F-5

Notes to Financial Statements	F-6

F-1

AMT Group, Inc., fka EMB Corp.
BALANCE SHEET
March 31, 2005

	March 31, 2005	September 30, 2004

ASSETS

Current assets:
Cash	$0	$0
Total current assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$0	$0
Total current liabilities	0	0

Long-term Liabilities:

TOTAL LIABILITIES	0	0

STOCKHOLDERS' DEFICIT (Note 4)
Preferred Convertible Series D stock, 1,000,000 shares authorized, no par value,	140,000	140,000
140,000 shares issued and outstanding	—	—
Preferred Convertible Series E stock, 3,000,000 shares authorized, no par value,	235,000	235,000
2,500,000 shares issued and outstanding
Common stock, 30,000,000 shares authorized, no par value,	2,753,079	2,753,079
23,372,569 shares issued and outstanding
Treasury Stock, Preferred Convertible shares	(235,000)	(235,000)
Retained deficit	(2,893,079)	(2,893,079)

TOTAL STOCKHOLDERS' DEFICIT	0	0

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

See notes to the financial statements

F-2

AMT Group, Inc., fka EMB Corp.
STATEMENTS OF OPERATIONS

		For The	For The	For The	For The
		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
		March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Revenues:
Sales		$0	$0	$0	$0
Total revenues		0	0	0	0

Expenses:
Salaries and Wages		0	0	0	0
General and administrative (Note 1)		0	0	0	0
Interest and fees		0	0	0	0
Commissions		0	0	0	0
Write Down of Assets		0	0	0	0
Total operating expenses		0	0	0	0

Income (Loss) from operations		0	0	0	0

Provision for Income Taxes (Note 5)		-	-	-	-

NET INCOME (LOSS)		$0	$0	$0	$0

Basic income (loss) per common share		$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per common share		$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding - Basic		0	0	0	0
Weighted average common shares outstanding - Diluted		0	0	0	0

See notes to the financial statements
	F-3

AMT Group, Inc., fka EMB Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

									Total
	Preferred Stock			Common Stock		Treasury Stock		Retained	Stockholders'
	Shares		Amount	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance at September 30, 2001 *		2,500,000	$235,000	$16,706,944	$1,841,901	(2,500,000)	$(235,000)	(7,134,276)	$(5,292,375)

Issued Stock *		140,000	140,000	6,665,625	911,178	0	0	—	1,051,178

Net Income (loss) for the period from October 1, 2001
through September 30,2002		—	—	—	—	—	—	5,124,214	5,124,214
								(883,017)	(883,017)
Balance at September 30, 2002 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2002
through September 30, 2003		—	—	—	—	—	—

Balance at September 30, 2003 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2003
through September 30, 2004		—	—	—	—	—	—

Balance at September30, 2004 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2004
hrough March 31, 2005		—	—	—	—	—	—

Balance at March 31, 2005 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

See notes to the financial statements

	F-4

AMT Group, Inc., fka EMB Corp.
STATEMENTS OF CASH FLOWS

		For The	For The	For The
		Six Months Ended	Six Months Ended	Year Ended
		March 31, 2005	March 31, 2004	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$0	$0	$0
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation		0	0	0
Changes in operating assets and liabilities:
Accounts Receivable		0	0	0
Loans held for sale		0	0	0
Restricted Assets		0	0	0
Other Assets		0	0	0
Accounts payable and accrued expenses		0	0	0
Issuance of Common Stock for services		0	0	0
Line of Credit		0	0	0

NET CASH PROVIDED BY OPERATING ACTIVITIES		0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of Notes Receivable		0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Principal paid on notes payable
Accumulated deficit		0	0	0
Common Stock		0	0	0
Preferred Convertible Series D		0	0	0
Preferred Convertible Series E		0	0	0
Treasury Stock		0	0	0
Issuance of shares for cash		0	0	0
NET CASH USED IN FINANCING ACTIVITIES		0	0	0

NET CHANGE IN CASH		0	0	0

CASH BALANCES
Beginning of period		0	0	0
End of period		$0	$0	$0

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2005

Preferred stock Series D, no par value; 1,000,000 shares authorized, 140,000 shares issued and outstanding.

Preferred stock Series E, no par value; 3,000,000 shares authorized, 2,500,000 shares issued and outstanding.

Common stock, no par value; 30,000,000 shares authorized: 23,372,569 shares issued and outstanding.

NOTE 5.                       INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The	For The
	Six Months Ended	Year Ended
	March 31, 2005	September 30, 2004

U.S. statutory federal rate, graduated………………………………..	34.24%	34.24%
State income tax rate, net of federal…………………………………….	4.21%	4.21%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-38.45%	-38.45%
	0.00%	0.00%

At March 31, 2005 deferred tax assets consisted of a net tax asset of $0.

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

Results of Operations

For the period from January 1, 2005,through March 31, 2005, we had revenues of $0, operating expenses of $0 and a net income of $0.  This net income of $0 was due to the closing of our business.

Liquidity and Capital Resources

At March 31, 2005, we had cash of $0.  As of the date of this report, we have $0 cash on hand.

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