Form 10KSB
period 2006-09-30
AMT Group, Inc.
filed 2008-02-13
CIK 1017797

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

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

Results of Operations

For the year ended September 30, 2006, we had revenues of $0, operating expenses of $0and an operating income of $0.

Liquidity and Capital Resources

At September 30, 2006, we had cash of $0.  As of January 24, 2008, we have $0 cash on hand.

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

AMT Group, Inc. /s/ Ms. Pak King Diu -------------------------------- By: Ms. Pak King Diu Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ms. Pak King Diu Ms. Pak King Diu	Director, President, Chief Executive Officer, and Chief Financial Officer	February 6, 2008

AMT Group, Inc., fka EMB Corp.

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at September 30, 2006 and September 30, 2005	F-3

Statement of Operations for the year ended September 30, 2006 and for the year ended September 30, 2005	F-4

Statement of Changes in Shareholders' Deficit for the period from September 30, 2001 through September 30, 2005 and for the year ended September 30, 2006

F-5

Statement of Cash Flows for the year ended September 30, 2006 and for the year ended Septembe r30, 2005
F-6

Notes to Financial Statements	F-7

F-1

LAWRENCE SCHARFMAN CPA P.A.
Certified Public Accountants

9608 Honey Bell Circle
Boynton Beach, FL 33437
Telephone:  (561) 733-0296
Facsimile:    (561) 740-0613

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:

AMT Group, Inc., fka, EMB Corp.
50 Old Route 25A
Fort Salonga, NY  11768

We have audited the accompanying balance sheet of AMT Group, Inc, fka, EMB Corp, a Nevada corporation, as of September 30, 2006 and the related statements of operations, stockholders equity and cash flows for the year then ended.

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

Lawrence Scharfman CPA PA

/s/  Lawrence Scharfman CPA, PA

Boynton Beach,  Florida
June 30, 2007

F-2

AMT Group, Inc., fka EMB Corp.
BALANCE SHEET
September 30, 2006

	September 30, 2006	September 30, 2005

ASSETS

Current assets:
Cash	$0	$0
Total current assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$0	$0
Total current liabilities	0	0

Long-term Liabilities:

TOTAL LIABILITIES	0	0

STOCKHOLDERS' DEFICIT (Note 3)
Preferred Convertible Series D stock, 1,000,000 shares authorized, no par value,	140,000	140,000
140,000 shares issued and outstanding	—	—
Preferred Convertible Series E stock, 3,000,000 shares authorized, no par value,	235,000	235,000
2,500,000 shares issued and outstanding
Common stock, 30,000,000 shares authorized, no par value,	2,753,079	2,753,079
23,372,569 shares issued and outstanding
Treasury Stock, Preferred Convertible shares	(235,000)	(235,000)
Retained deficit	(2,893,079)	(2,893,079)

TOTAL STOCKHOLDERS' DEFICIT	0	0

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

See notes to the financial statements

F-3

AMT Group, Inc., fka EMB Corp.
STATEMENTS OF OPERATIONS

		For The	For The
		Year Ended	Year Ended
		September 30, 2006	September 30, 2005

Revenues:
Sales		$0	$0
Total revenues		0	0

Expenses:
Salaries and Wages		0	0
General and administrative (Note 1)		0	0
Interest and fees		0	0
Commissions		0	0
Write Down of Assets		0	0
Total operating expenses		0	0

Income (Loss) from operations		0	0

Provision for Income Taxes (Note 4)		-	-

NET INCOME (LOSS)		$0	$0

Basic income (loss) per common share		$0.00	$0.00
Diluted income (loss) per common share		$0.00	$0.00

Weighted average common shares outstanding - Basic		0	0
Weighted average common shares outstanding - Diluted		0	0

See notes to the financial statements
	F-4

AMT Group, Inc., fka EMB Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

									Total
	Preferred Stock			Common Stock		Treasury Stock		Retained	Stockholders'
	Shares		Amount	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance at September 30, 2001 *		2,500,000	$235,000	$16,706,944	$1,841,901	(2,500,000)	$(235,000)	(7,134,276)	$(5,292,375)

Issued Stock *		140,000	140,000	6,665,625	911,178	0	0	—	1,051,178

Net Income (loss) for the period from October 1, 2001
through September 30,2002		—	—	—	—	—	—	5,124,214	5,124,214
								(883,017)	(883,017)
Balance at September 30, 2002 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1,
2002 through September 30, 2003		—	—	—	—	—	—

Balance at September 30, 2003 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1,
2003 through September 30, 2004		—	—	—	—	—	—

Balance at September30, 2004 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1,
2004 through September 30, 2005		—	—	—	—	—	—

Balance at September30, 2005 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1,
2004 through September 30, 2006		—	—	—	—	—	—

Balance at September30, 2006 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

See notes to the financial statements

	F-5

AMT Group, Inc., fka EMB Corp.
STATEMENTS OF CASH FLOWS

		For The	For The
		Year Ended	Year Ended
		September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$0	$0
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation		0	0
Changes in operating assets and liabilities:
Accounts Receivable		0	0
Loans held for sale		0	0
Restricted Assets		0	0
Other Assets		0	0
Accounts payable and accrued expenses		0	0
Issuance of Common Stock for services		0	0
Line of Credit		0	0

NET CASH PROVIDED BY OPERATING ACTIVITIES		0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of Notes Receivable		0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Principal paid on notes payable
Accumulated deficit		0	0
Common Stock		0	0
Preferred Convertible Series D		0	0
Preferred Convertible Series E		0	0
Treasury Stock		0	0
Issuance of shares for cash		0	0
NET CASH USED IN FINANCING ACTIVITIES		0	0

NET CHANGE IN CASH		0	0

CASH BALANCES
Beginning of period		0	0
End of period		$0	$0

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

NOTE 3.	STOCKHOLDERS’ DEFICIT

The stockholders’ equity section of the Company contains the following classes of capital stock as of September  30, 2006

Preferred stock Series D, no par value; 1,000,000 shares authorized, 140,000 shares issued and outstanding.

Preferred stock Series E, no par value; 3,000,000 shares authorized, 2,500,000 shares issued and outstanding.

Common stock, no par value; 30,000,000 shares authorized: 23,372,569 shares issued and outstanding.

NOTE 4.                       INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The	For The
	Year Ended	Year Ended
	September 30, 2006	September 30, 2005

U.S. statutory federal rate, graduated………………………………..	34.24%	34.24%
State income tax rate, net of federal…………………………………….	4.21%	4.21%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-38.45%	-38.45%
	0.00%	0.00%

At September 30, 2006 deferred tax assets consisted of a net tax asset of $0.