Form 10KSB
period 2007-09-30
AMT Group, Inc.
filed 2008-04-24
CIK 1017797

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $146,411,454.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 25,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates.  The aggregate market value set forth above is based upon the most recent trading price of $7.00 as posted on www.yahoo/finance.com on April 17, 2008.

This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 17, 2008, there were 45,915,921 shares of our common stock were issued and outstanding.

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

If a mortgaged property is not sold by the maturity date of the underlying mortgage loan, the borrower may have difficulty in paying the outstanding balance of such mortgage loan and may have to refinance the property. Theborrower may also experience difficulty in refinancing the property if that becomes necessary due to unfavorable interest rates or the unavailability of credit.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market information

As of April 12, 2007, our common stock was quoted in the over-the-counter market on the electronic bulletin board maintained by the National Association of Securities Dealers, Inc. under the symbol "AMTU."  The last closing price of our common stock was $7.00 on April 1, 2008 as quoted on www.yahoo/finance.com.

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

            Holders

We have approximately 914 holders of record of our common stock.

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

Results of Operations

For the year ended September 30, 2007, we had revenues of $0, operating expenses of $0and an operating income of $0.

Liquidity and Capital Resources

At September 30, 2007, we had cash of $0.  As of April 18, 2008, we have $0 cash on hand.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 45,915,922 issued and outstanding shares of our common stock as of April 17, 2008, by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Daygain Limited(1)	25,000,000	54%

Ms. Pak King Diu(2)	0	0%

Total	25,000,000	54%

(1)            The address is Room 203, 2/F Siu Fat Industrial Building, 139-141 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong.

(2)            The address is 50 Old Route 25A, Fort Salonga, NY  11768.

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

Audit Fees

               Lawrence Scharfman, CPA, billed us $5,000in audit fees duringthe year ended as of the date of this Report.

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

Signatures	Title	Date

/s/ Ms. Pak King Diu Ms. Pak King Diu	Director, President, Chief Executive Officer, and Chief Financial Officer	April 18, 2008

AMT Group, Inc., fka EMB Corp.

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at September 30, 2007 and September 30, 2006	F-3

Statement of Operations for the year ended September 30, 2007 and for the year ended September 30, 2006	F-4

Statement of Changes in Shareholders' Deficit for the period from September 30, 2001 through September 30, 2006 and for the year ended September 30, 2007	F-5

Statement of Cash Flows for the year ended September 30, 2007 and for the year ended September 30, 2006	F-6

Notes to Financial Statements	F-7

F-1

LAWRENCE SCHARFMAN CPA P.A.
Certified Public Accountants

9608 Honey Bell Circle
Boynton Beach, FL 33437
Telephone:  (561) 733-0296
Facsimile:    (561) 740-0613

INDEPENDENT AUDITORS' REPORT

Board of Directors

AMT Group, Inc., aka, EMB Corp.
7702 Brisk Ocean Ave.
Las Vegas, Nevada 89178

We have audited the accompanying balance sheet of AMT Group, Inc, aka, EMB Corp (a Nevada corporation), as of September 30, 2007 and the related statements of operations, stockholders equity and cash flows for the year then ended.  These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMT Group, Inc. as of September 30, 2007 and the results of its operations in conformity with accounting principles generally accepted in the United States of America.

The company has had difficulty in generating sufficient cash flow to meet its obligations and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt as to their ability to continue as a going concern.

Lawrence Scharfman CPA PA

/s/  Lawrence Scharfman CPA, PA

Boynton Beach,  Florida
October 31, 2007

F-2

AMT Group, Inc., fka EMB Corp.
BALANCE SHEET
September 30, 2007

	September 30, 2007	September 30, 2006

ASSETS

Current assets:
Cash	$0	$0
Total current assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$0	$0
Total current liabilities	0	0

Long-term Liabilities:

TOTAL LIABILITIES	0	0

STOCKHOLDERS' DEFICIT (Note 4)
Preferred Convertible Series D stock, 5,000,000 shares authorized, no par value,	0	140,000
140,000 shares issued and outstanding, canceled February 2007	—	—
Preferred Convertible Series E stock, 3,000,000 shares authorized, no par value,	0	235,000
2,500,000 shares issued and outstanding, canceled February 2007
Common stock, 195,000,000 shares authorized, no par value,	2,753,079	2,753,079
23,772,569 shares issued and outstanding
Treasury Stock, Preferred Convertible shares	(235,000)	(235,000)
Retained deficit	(2,518,079)	(2,893,079)

TOTAL STOCKHOLDERS' DEFICIT	0	0

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

See notes to the financial statements

F-3

AMT Group, Inc., fka EMB Corp.
STATEMENTS OF OPERATIONS

		For The	For The
		Year Ended	Year Ended
		September 30, 2007	September 30, 2006

Revenues:
Sales		$0	$0
Total revenues		0	0

Expenses:
Salaries and Wages		0	0
General and administrative (Note 1)		0	0
Interest and fees		0	0
Commissions		0	0
Write Down of Assets		0	0
Total operating expenses		0	0

Income (Loss) from operations		0	0

Provision for Income Taxes (Note 5)		-	-

NET INCOME (LOSS)		$0	$0

Basic income (loss) per common share		$0.00	$0.00
Diluted income (loss) per common share		$0.00	$0.00

Weighted average common shares outstanding - Basic		0	0
Weighted average common shares outstanding - Diluted		0	0

See notes to the financial statements
	F-4

AMT Group, Inc., fka EMB Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

									Total
	Preferred Stock			Common Stock		Treasury Stock		Retained	Stockholders'
	Shares		Amount	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance at September 30, 2001 *		2,500,000	$235,000	$16,706,944	$1,841,901	(2,500,000)	$(235,000)	(7,134,276)	$(5,292,375)

Issued Stock *		140,000	140,000	6,665,625	911,178	0	0	—	1,051,178

Net Income (loss) for the period from October 1, 2001
through September 30,2002		—	—	—	—	—	—	5,124,214	5,124,214
								(883,017)	(883,017)
Balance at September 30, 2002 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2002
through September 30, 2003		—	—	—	—	—	—

Balance at September 30, 2003 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2003
through September 30, 2004		—	—	—	—	—	—

Balance at September30, 2004 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2004
through September 30, 2005		—	—	—	—	—	—

Balance at September30, 2005 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2004
through September 30, 2006		—	—	—	—	—	—

Balance at September30, 2006 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Preferred Stock Canceled		(2,640,000)	(375,000)

Merger on 2/7/07 created 100 for 1 reverse split				400,000

Net Income (loss) for the period from October 1, 2006
through September 30, 2007		—	—	—	—	—	—

Balance at September30, 2007 *		0	0	23,772,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

See notes to the financial statements

	F-5

AMT Group, Inc., fka EMB Corp.
STATEMENTS OF CASH FLOWS

		For The	For The
		Year Ended	Year Ended
		September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$0	$0
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation		0	0
Changes in operating assets and liabilities:
Accounts Receivable		0	0
Loans held for sale		0	0
Restricted Assets		0	0
Other Assets		0	0
Accounts payable and accrued expenses		0	0
Issuance of Common Stock for services		0	0
Line of Credit		0	0

NET CASH PROVIDED BY OPERATING ACTIVITIES		0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of Notes Receivable		0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Principal paid on notes payable
Accumulated deficit		0	0
Common Stock		0	0
Preferred Convertible Series D		0	0
Preferred Convertible Series E		0	0
Treasury Stock		0	0
Issuance of shares for cash		0	0
NET CASH USED IN FINANCING ACTIVITIES		0	0

NET CHANGE IN CASH		0	0

CASH BALANCES
Beginning of period		0	0
End of period		$0	$0

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

Common Stock
195,000,000 shares have been designated as Common Stock, $.001 par value, of which 23,772,569 shares are issued and outstanding.

NOTE 4.                       INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The	For The
	Year Ended	Year Ended
	September 30, 2007	September 30, 2006

U.S. statutory federal rate, graduated………………………………..	34.24%	34.24%
State income tax rate, net of federal…………………………………….	4.21%	4.21%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-38.45%	-38.45%
	0.00%	0.00%

At September  30, 2007 deferred tax assets consisted of a net tax asset of $0.