Form 10-Q
period 2007-12-31
AMT Group, Inc.
filed 2008-10-06
CIK 1017797

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

AMT GROUP, INC.

Nevada	000-28918	95-3811580
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
50 Old Route 25A
Fort Salonga, NY 11768
(Address of principal executive offices)

(646) 383-4832
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 31, 2007, there were 44,480,621 shares of our common stock were issued and outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

AMT Group, Inc.

Page

Balance Sheet at December  31, 2007 and September 30, 2007……………………………………...
F-2

Statement of Operations for the three months ended December 31, 2007 and for the three months ended December 31, 2006 and for the year ended September 30, 2007……………………..............................................................
F-3

Statement of Changes in Shareholders' Deficit for the period from September 30, 2001 through September 30, 2007 and for the three months ended December  31, 2007………………………….......................................................
F-4

Statement of Cash Flows for the three months ended December 31, 2007 and for the three months ended December 31, 2006 and for the year ended September 30, 2007………………….................................................................
F-5

Notes to Financial Statements………………………………………………………………………………...
F-6

F-1

AMT Group, Inc.
CONSOLIDATED BALANCE SHEET
December 31, 2007

	(unaudited)
	December 31, 2007	September 30, 2007

ASSETS

Current assets:
Cash	$0	$0
Investment Deposit	449,871
Total current assets	449,871	0

TOTAL ASSETS	$449,871	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$0	$0
Loan Payable	449,871
Total current liabilities	449,871	0

Long-term Liabilities:
Shareholder loan	1,300

TOTAL LIABILITIES	451,171	0

STOCKHOLDERS' DEFICIT (Note 4)
Preferred Convertible Series D stock, 5,000,000 shares authorized, no par value,	0	0
140,000 shares issued and outstanding, canceled February 2007
Preferred Convertible Series E stock, 3,000,000 shares authorized, no par value,	0	0
2,500,000 shares issued and outstanding, canceled February 2007
Common stock, 195,000,000 shares authorized, no par value,	2,753,079	2,753,079
44,480,621 shares issued and outstanding
Treasury Stock, Preferred Convertible shares	(235,000)	(235,000)
Retained deficit	(2,519,379)	(2,518,079)

TOTAL STOCKHOLDERS' DEFICIT	(1,300)	0

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$449,871	$0

See notes to the financial statements

F-2

AMT Group, Inc.
STATEMENTS OF OPERATIONS

	(Unaudited)	(Unaudited)
	For The	For The	For The
	Three Months Ended	Three Months Ended	Year Ended
	December 31, 2007	December 31, 2006	September 30, 2007

Revenues:
Sales	$0	$0	$0
Total revenues	0	0	0

Expenses:
Salaries and Wages	0	0	0
General and administrative (Note 1)	1,300	0	0
Interest and fees	0	0	0
Commissions	0	0	0
Write Down of Assets	0	0	0
Total operating expenses	1,300	0	0

Income (Loss) from operations	(1,300)	0	0

Provision for Income Taxes (Note 5)	-	-	-

NET INCOME (LOSS)	$(1,300)	$0	$0

Basic income (loss) per common share	$0.00	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$0.00	$0.00

Weighted average common shares outstanding - Basic	0	0	0
Weighted average common shares outstanding - Diluted	0	0	0

See notes to the financial statements
F-3

AMT Group, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

									Total
	Preferred Stock			Common Stock		Treasury Stock		Retained	Stockholders'
	Shares		Amount	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance at September 30, 2001 *		2,500,000	$235,000	$16,706,944	$1,841,901	(2,500,000)	$(235,000)	(7,134,276)	$(5,292,375)

Issued Stock *		140,000	140,000	6,665,625	911,178	0	0	—	1,051,178

Net Income (loss) for the period from October 1, 2001
through September 30,2002		—	—	—	—	—	—	5,124,214	5,124,214
								(883,017)	(883,017)
Balance at September 30, 2002 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2002
through September 30, 2003		—	—	—	—	—	—

Balance at September 30, 2003 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2003
through September 30, 2004		—	—	—	—	—	—

Balance at September30, 2004 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2004
through September 30, 2005		—	—	—	—	—	—

Balance at September30, 2005 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Net Income (loss) for the period from October 1, 2004
through September 30, 2006		—	—	—	—	—	—

Balance at September30, 2006 *		2,640,000	375,000	23,372,569	2,753,079	(2,500,000)	(235,000)	(2,893,079)	0

Preferred Stock Canceled		(2,640,000)	(375,000)					375,000	(375,000)

Merger on 2/7/07 created 100 for 1 reverse split				400,000					0

Net Income (loss) for the period from October 1, 2006
through September 30, 2007		—	—	—	—	—	—

Balance at September30, 2007 *		0	0	23,772,569	2,753,079	(2,500,000)	(235,000)	(2,518,079)	0

Stock Issuances				20,708,052					0

Net Income (loss) for the period from October 1, 2007
through December 31, 2007								(1,300)	(1,300)

Balance at December 31, 2007 *		0	0	44,480,621	2,753,079	(2,500,000)	(235,000)	(2,519,379)	(1,300)

See notes to the financial statements

	F-4

AMT Group, Inc.
STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	For The	For The	For The
	Three Months Ended	Three Months Ended	The Year Ended
	December 31, 2007	December 31, 2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,300)	$0	$0
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	0	0	0
Changes in operating assets and liabilities:
Accounts Receivable	0	0	0
Loans held for sale	0	0	0
Restricted Assets	0	0	0
Other Assets	0	0	0
Accounts payable and accrued expenses	0	0	0
Issuance of Common Stock for services	0	0	0
Line of Credit	0	0	0

NET CASH PROVIDED BY OPERATING ACTIVITIES	(1,300)	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Investment Deposit	(449,871)	0	0
Loan Payable	449,871	0	0
NET CASH FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Principal paid on notes payable
Accumulated deficit	0	0	0
Common Stock	0	0	0
Preferred Convertible Series D	0	0	0
Preferred Convertible Series E	0	0	0
Treasury Stock	0	0	0
Issuance of shares	0	0	0
Shareholder loan	1,300	0	0
NET CASH USED IN FINANCING ACTIVITIES	1,300	0	0

NET CHANGE IN CASH	0	0	0

CASH BALANCES
Beginning of period	0	0	0
End of period	$0	$0	$0

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

On October 24, 2007 Brightcheer Investment Limited, incorporated in BVI, became a wholly owned subsidiary of AMT Group, Inc.  Brightcheer issued one share @ $1.00 and this one share represents 100% of the issued and outstanding shares.

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

On or about April 17, 2201, and effective October 10, 2006, the Corporation, then know as EMB Corporation, a Hawaiian corporation, issued a Convertible Promissory Note (“Note”) in the principal amount of One Hundred Thousand Dollars ($100,000) in favor of Global Trade Finance Inc., a corporation organized under the laws of The Commonwealth of the Mariana Islands, USA, (“Global”) in satisfaction of a Judgment against EMB Corporation, dated April 17, 2001, in the principal amount of One Million Three Hundred Nine Thousand Four Hundred Forty Dollars and Twenty Two Cents ($1,309,440.22).  The note is convertible into 18,000,000 shares of the Corporation’s common stock (the “Note Conversion Shares”).

On or about December, 20, 2006, Global assigned the Note to George Trevor Porrata.  On or about July 2, 2007, George Trevor Porrata assigned the Note to Overtop Investment Holdings Limited (“Overtop”).  Overtop has sold 10 options to optionees whereby each optionee has the right but not the obligation to purchase One Million Eight Hundred Thousand (1,800,000) shares of the Note Conversion Shares (the “Option Shares”).  The 18,000,000 shares were issued on or about November 15, 2007.

On or about October 26, 2007, 25,000,000 shares were issued to Daygain.

On or about November 15, 2007, 750,000 shares were issued to Brick.

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Preferred Stock
5,000,000 shares have been designated as Preferred Stock, $.001 par value of which zero shares are issued and outstanding.

Common Stock
195,000,000 shares have been designated as Common Stock, $.001 par value, of which 44,480,621 shares are issued and outstanding.

Subsidiary:
Brightcheer Investment Limited
Share Capital
50,000 shares authorized of which 1 share is issued and outstanding.

NOTE 4.                      INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The	For The
	Three Months Ended	Year Ended
	December 31, 2007	September 30, 2006

U.S. statutory federal rate, graduated………………………………..	0.0%	34.24%
State income tax rate, net of federal…………………………………….	6.4%	4.21%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-6.4%	-38.45%
	0.00%	0.00%

At December 31, 2007 deferred tax assets consisted of a net tax asset of $0.  The Company had a net loss of $1,300.00 at December 31, 2007.

F-6

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ORPLAN OF OPERATIONS

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

The Company

AMT Group, Inc. provides travel related services and logistics to travel agencies, tour operators, airlines, hotels, other suppliers and retail customers in China.  Our executive offices are located at, 50 Old Route 25A, Fort Salonga, New York 11768.  Our telephone number is (646) 383-4832.  Our business office in China is located at 5/F, No. 195 Yanjiang Middle Road, Guangzhou, China  510115.

We were originally incorporated in 1960 in Hawaii, as “Pacific International, Inc.” with the intent of acquiring and managing developed and underdeveloped real estate.  However, we did not conduct significant operations for a number of years until we agreed to acquire substantially all of the assets and assume certain liabilities of Sterling Alliance Group, Ltd. in December 1995. Subsequently, we changed our name to EMB Corporation to reflect the change in the purpose and nature of our business. On February 7, 2007, we merged with and into AMT Group, Inc. a Nevada corporation, changing our name to AMT Group, Inc.  In October 2007, we acquired Brightcheer Investment Limited, a British Virgin Islands company which holds 100% of the issued and outstanding stock of Tianxia Travel Services Limited (“Tianxia”), a Chinese company, which is our operating company.  Our fiscal year end is September 30th.

The Business

Tianxia Travel Services Limited is based in Guangzhou, Guangdong Province, China, was officially established in June 2007.  Its main business includes the provision of travel services and logistics to travel agencies, tour operators, airlines, hotels, other suppliers and retail customers in China.

Tianxia is a registered licensee to use the “Wing On Holidays” trademark in association with the marketing and sale of certain packaged travel products in Guangdong Province.  The “Wing On Holidays” trademark belongs to Wing On Travel (Holdings) Limited, a listed company in Hong Kong (HKSE: 1189).  The Wing On trademark is primarily used by Wing On Travel (Holdings) Limited’s subsidiary, Hong Kong Wing On Travel Service Limited since 1964.  The Wing On trademark is associated with the leading travel service provider in Hong Kong for over 40 years of quality travel services reaching destinations around the world.

Business Model

Tianxia provides a traveling logistics platform, it provides resources, products, sales and management for retailers \ wholesalers in tourism.   We gather a comprehensive database of travel service providers and operators (services such as transportation, hotel and events ticketing) at tourist destinations and then work with tourism retailers and wholesalers, who have received bookings from consumers, to provide the relevant services for the booked destinations.  We also offer packaged services from premium tourist destinations using the Wing On Holidays brand to tourism retailers and wholesalers, local and international travel agencies.

Business Goals

Our current business goals are as follows:

1.           Share of Brand name: Negotiate with other travel agencies to use our brand name, including the Wing on Holidays trademark.

2.           Franchise:  Invite other tourism retailers to set up franchise and expand the sales network.

3.           Acquisitions: Acquire tourism wholesalers, travel retailers and international travel agencies.

Industry Analysis

China’s tourism industry is one of the fastest-growing industries in the national economy and is also one of the industries with a very distinct global competitive edge.  According to National Tourism Administration statistics, the total income of the tourism industry is RMB893.5 billion in 2006, with an increase of 16.3%. In 2007, the total income reaches RMB1.09 trillion, with an increase of 22.6%.  The World Travel & Tourism Council predicts growth of over 10% annually for China’s travel market during the next eight years.

Marketing Objectives and Mission

Our current Marketing Objectives are as follows:

1.           Strengthen our supply of travel products to obtain the ability to supply travel products to more than 30 national tourism wholesalers; and

2.           Develop and expand our product distribution network to provide a distribution network for more than 100 tourism retailers to distribute their travel products.

Competitive Analysis

The travel industry in China is highly competitive.  However, there is still a room for development of travel business in China.  Generally, consumers are not familiar with all brands of the travel agencies. Therefore, travel agencies in China attempt to create their own brand awareness and further enhance their brand awareness.

           Although the wholesale and retail tourism industry in China has begun to take a shape, there is currently no industry standard to support the distribution of tour product business in China.  Due to no standardized channel to support the distribution of selling tour business in China, many travel agencies have to rely on their own product innovation, purchasing and selling at exceptional high costs. Therefore, the costs of purchasing and selling for tourism wholesalers and retailers will increase.

Our goal is to build a tourism wholesale and retail platform and to maintain the brand of Wing On Holiday.  We will also concentrate on developing our core domestic and foreign tourism business.  For domestic tours, several lines will be concentrated such as Beijing, Guilin, East China, Xinjiang, Xi'an and others.  For overseas travel, we will concentrate on Southeast Asia, Japan and South Korea, Cambodia and Vietnam, Australia and  New Zealand. We believe that these tours will help create unique and high quality travelling products with enhanced attractions and accessibility.

Management Team

Zhou Jianhua

Mr. Zhou is currently the executive director of Tianxia.  He has over 10 years experience of the Chinese tourism industry and management. Previously, he was the assistant manager and also general manager of various large-scale travel companies.

Wang Yihui

Mr. Wang currently serves as the general manager of Tianxia, he has previously worked for Travoo China Limited and other various travel firms.  He has extensive experience in tourism management.

Feng Jianwen

Mr. Feng holds the position of assistant manager of Tianxia. He has been working for several years in travel industry with extensive experience in tourism management and operation. Previously, he was the overseas department manager of China Southern Airlines International Travel Service (Guangdong) Limited.

Results of Operations

For the quarter ended December 31, 2007, we had revenues of $0 compared to $0 for the quarter ended December 31, 2006.  This is indicative of the fact that we had no sales during this time period.  For the quarter ended December 31, 2007, we had operating expenses of $1,300 which were attributable to general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2007, we had cash of $0.  As of August 30, 2008, we have $11,168 cash on hand.

Future Goals

As of the date of this Report, our goal is to begin operations within the next.  If we are successful, our next goal is to seek financing for our expansion goals whether it be through bank loans or a private placement of our securities.  Without the infusion of capital, we have insufficient funds to operate the next 12 months.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

Number of total employees and number of full time employees.

We currently have  48 employees, of which  48_full time employees.  We expect to hire 5 new employees within the next 12 months.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks including credit risk, foreign currency exchange rate risk and interest rate risks.

We consider the hypothetical changes in interest rates and prices chosen for estimated sensitivity analyses to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rates and commodity prices, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Credit risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. We monitor our exposure to these counterparties primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s creditworthiness.  Although we have not required counterparties to provide collateral to support their obligation to us, we may, if circumstances dictate, require collateral in the future.

Foreign currency exchange rate risk.  We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate.  Specifically, we are exposed to foreign currency risk related to the uncertainty to which future earnings or asset and liability values are exposed as the result of operating cash flows and various financial instruments that are denominated in foreign currencies.

Interest rate risk. Our only outstanding long-term debt facility bears a fixed rate of interest. We maintain cash balances in interest-bearing accounts whose rate fluctuates. The impact on our income is difficult to quantify due to variations in the amount of money we have on deposit at any given time.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our sole officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. There were not any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to our Registration Statement on Form 10-SB filed on June 28, 1996).
3.2	Bylaws (incorporated by reference to Exhibit 3(i) to our Registration Statement on Form 10-SB filed on June 28, 1996).

31.1	Certification of Ms. Pak King Diu, pursuant to Rule 13a-14(a) (Attached hereto).

31.2	Certification of Ms. Pak King Diu, pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification of Ms. Pak King Diu, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

Signatures	Title	Date

/s/ Ms. Pak King Diu Ms. Pak King Diu	Director, President, Chief Executive Officer, and Chief Financial Officer	September 30, 2008